Form 10QSB
period 1997-06-30
1997 CORP
filed 1997-10-03
CIK 1036824

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934.

For the quarterly period ended      JUNE  30, 1997
                               ------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

Commission file number 333-24671

                                   1997 CORP.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   13-3936988
-------------------------------------------------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization

315 WEST 106TH STREET, NEW YORK NEW YORK                  10025
-------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (212) 678-6231
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      YES [ ]   NO [X]

         The number of shares outstanding of the issuer's single class of common stock as of June 30, 1997 was 15,000.

         Transitional Small Business Disclosure Format (check one)

                                                      YES [ ]   NO [X]

                                   1997 CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET

                                 JUNE 30, 1997



                                     ASSET
                                     -----


Cash                                                             $ 20,000.00
Deferred Offering Costs                                          $ 19,750.00
                                                                 -----------
     TOTAL ASSETS                                                $ 39,750.00


                                  LIABILITIES
                                  -----------

Accured Offering Costs                                           $ 19,750.00
                                                                 -----------
     TOTAL LIABILITIES                                           $ 19,750.00


                              STOCKHOLDERS' EQUITY
                              --------------------

Preferred stock, $.01 par value, authorized 2,000,000 shares;
     none issued or outstanding                                  $         -
Common stock, $.001 par value, authorized 10,000,000 shares;
     issued and outstanding 15,000 shares                              15.00
Paid in capital                                                    19,985.00
                                                                 -----------
     STOCKHOLDERS EQUITY                                         $ 20,000.00

                                   1997 CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENT

                                 JUNE 30, 1997


1.  FORMATION OF COMPANY

         1997 Corp. (a development stage enterprise) (the "Company"), was incorporated in the state of Delaware on March 17, 1997. It intends to serve, as a vehicle to effect a business combination with a target business (not yet identified) which the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of this offering, equity securities, debt securities, bank and other borrowing or a combination thereof in effecting a business combination.

2.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

         The financial statements are prepared on an accrual basis.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that effect the reported amount of assets and liabilities at the date of the financial statements and the reports amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

3.  DEFERRED OFFERING COSTS

         Deferred offering costs include legal, accounting, filing and miscellaneous fees and expenses directly associated with the public offering of 30,000 shares of common stock of the Company.

                          PART II - OTHER INFORMATION


                                   1997 CORP.

                                 June 30, 1997


None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                            1997 CORP.
                                            Registrant

                                            /s/ Richard L. Campbell
                                            ----------------------------
         Date:  June 30,  1997              By: Richard L. Campbell
                                            Acting Chief Financial Officer