Form 10QSB
period 1997-09-30
1997 CORP
filed 1997-10-03
CIK 1036824

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934.

For the quarterly period ended      SEPTEMBER  30, 1997
                               -----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934

For the transition period from                    to
                               ------------------    ------------------

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

                                 (212)-678-6231
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                      YES [X]   NO [ ]

         The number of shares outstanding of the issuer's single class of common stock as of September 30, 1997 was 45,000.

         Transitional Small Business Disclosure Format (check one)

                                                      YES [ ]   NO [X]

                                   1997 CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                                 BALANCE SHEET

                               SEPTEMBER 30, 1997



                                     ASSET


Cash                                                               $     250.00
Shareholders Escrowed Funds (See Note 3)                           $ 150,000.00
                                                                   ------------
     TOTAL ASSETS                                                  $ 150,250.00


                                  LIABILITIES

     TOTAL LIABILITIES                                             $          0

                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 2,000,000 shares;
     none issued or outstanding                                    $          -
Common stock, $.001 par value, authorized 10,000,000 shares;
     issued and outstanding 45,000 shares                                 45.00
Paid in capital   (See Note 3)                                     $ 150,205.00
                                                                   ------------
     STOCKHOLDERS' EQUITY                                          $ 150,250.00

                                   1997 CORP.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          NOTES TO FINANCIAL STATEMENT

                               SEPTEMBER 30, 1997


1.  FORMATION OF COMPANY

         1997 Corp. ( a development stage enterprise) (the "Company"), was incorporated in the state of Delaware on March 17, 1997. It intends to serve, as a vehicle to effect a business combination with a target business (not yet identified) which the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of this offering, equity securities, debt securities, bank and other borrowing or a combination thereof in effecting a business combination.

2.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

         The financial statements are prepared on an accrual basis.

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that effect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

3.  SHAREHOLDER ESCROWED FUNDS

         Continental Stock Transfer & Trust Company ("Continental") is holding the public offering proceeds and the stock certificates of the public investors in escrow pursuant to Rule 419 of the Rules and Regulations of the Securities and Exchange Commission. Continental will hold the proceeds and the stock certificates pursuant to Rule 419 until the approval of a business combination by the shareholders of theCompany. If a business combination has not been approved by the shareholders by December 15, 1998 all proceeds will be promptly returned to the shareholders and the stock certificates will be cancelled.

                          PART II - OTHER INFORMATION


                                   1997 CORP.

                               September 30, 1997


None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                            1997 Corp.
                                            Registrant

                                            /s/ Richard L. Campbell
                                            ----------------------------
         Date:  October 2, 1997             By: Richard L. Campbell
                                            Acting Chief Financial Officer