Form 10KSB
period 1997-12-31
1997 CORP
filed 1998-03-31
CIK 1036824

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997                 Commission File
                                                            Number 333-24671
                                   1997 CORP.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                             13-3936988
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


315 106th Street, 4th Floor, New York, New York                 10025
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code: (212) 678-6231

Securities registered under Section 12(b) of the Exchange Act:

                                      None

Securities registered under Section 12(g) of the Exchange Act:

                                      None

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES _X_    NO ___

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

     Issuer's revenues for fiscal year 1997 were $ 1,362.

     As of March 25, 1998: (a) 45,000 Common Shares, $.001 par value, of the registrant were outstanding; (b) 30,000 Common Shares were held by non-affiliates; and (c) the aggregate market value of Common Shares held by non-affiliates was $150,000 based on the funds held in escrow for the benefit of non-affiliates.

                                     PART I

ITEM 1. BUSINESS

Business Objectives

     The Company, which is a "blank check" was formed on March 17, 1997 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination (a "Business Combination") with an operating business (a "Target Business"). The Company completed its initial public offering of 30,000 shares for net proceeds of $150,000 in September 1997. The business objective of the Company is to effect a Business Combination with a Target Business which the Company believes has significant growth potential. The Company intends to utilize the net proceeds of its public offering, equity securities, debt securities, bank and other borrowing or a combination thereof in effecting a Business Combination.

     The Company will seek to acquire a Target Business without limiting itself to a particular industry. Most likely, the Target Business will be primarily located in the United States, although the Company reserves the right to acquire a Target Business primarily located outside the United States. In seeking a Target Business, the Company will consider, without limitation, businesses which
(I) offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: health care and health products, educational services, environmental services, consumer-related products and services (including amusement and/or recreational services), personal care services, voice and data information processing and transmission and related technology development or (ii) is engaged in wholesale or retail distribution. The Company will not acquire a Target Business unless the fair market value of such business, as determined by the Company based upon standards generally accepted by the financial community, including revenues, earnings, cash flow and book value (the "Fair Market Value"), is at least 80% (or $120,000) of the offering proceeds (the "Fair Market Value Test"). If the Company determines that the financial statements of a proposed Target Business do not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an investment banking firm that is a member of the National Association of Securities Dealers, Inc. (the "NASD") with respect to the satisfaction of such criteria. While the Company may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, in all likelihood, as a result of its limited resources, the Company will have the ability to effect only a single Business Combination with a Target Business. The Company does not intend to register as a broker-dealer, merge with or acquire a registered broker-dealer, or otherwise become a member of the NASD. There are no plans, proposals or arrangements or understandings with respect to the sale of additional securities to affiliates, current shareholders or others following this offering, but prior to the location of a business opportunity. Prior to any merger or acquisition, the Company will provide its shareholders with a post-effective prospectus, including audited financial statements, concerning the targeted entity and its business.

     Background. As a result of management's broad discretion with respect to the specific application of the net proceeds of the Company's public offering, the Company can be characterized as a "blank check" company. Although substantially all of the net proceeds of the 1997 offering are intended to be utilized generally to effect a Business Combination, such proceeds are not otherwise being designated for any more specific purposes. Consummation of a Business Combination may involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities laws that regulate initial public offerings.

     In connection with stockholder approval of a Business Combination, the Company intends to provide stockholders with disclosure documentation in accordance with the Proxy Rules, including audited financial statements, concerning a Target Business. Accordingly, any Target Business that is selected would need to have audited financial statements or be audited in connection with the transaction. To the extent the Company effects a Business Combination with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of revenue or income), the Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company effects a Business Combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or Target Business, there can be no assurance that the Company will properly ascertain or assess all risks.

     Probable Lack of Business Diversification. As a result of the limited resources of the Company, the Company, in all likelihood, will have the ability to effect only a single Business Combination. Accordingly, the prospects for the Company's success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several Business Combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly likely that the Company will not have the resources to diversify its operations or benefit from the possible spreading of risks or offsetting of losses. The Company's probable lack of diversification may subject the Company to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which the Company may operate subsequent to consummation of a Business Combination. The prospects for the Company's success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of capital investment in and management assistance to the Target Business by the Company, there can be no assurance that the Target Business will prove to be commercially viable. The Company has no present intention of either loaning any of its assets to any Target Business or of purchasing or acquiring a minority interest in any Target Business.

     Under the Delaware General Corporation Law, various forms of Business Combinations can be effected without stockholder approval. In addition, the form of Business Combination will have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to the Common Stock) to stockholders disapproving of the proposed Business Combination. Under current Delaware law, only a merger or consolidation may give rise to a stockholder vote and to dissenters' rights. The Company intends to provide stockholders with disclosure documentation in accordance with Rule 419, including audited financial statements, concerning a Target Business as a part of the investment re-confirmation offer process. In addition, the Delaware General Corporation Law requires approval of certain mergers and consolidations by a majority of the outstanding stock entitled to vote. Even if investors are afforded the right to approve a Business Combination under the Delaware General Corporation Law, no dissenters' rights to receive fair payment will be available for stockholders if the Company is to be the surviving corporation unless the Certificate of Incorporation of the Company is amended and as a result thereof:
(i) alters or abolishes any preferential right of such stock; (ii) creates, alters or abolishes any provision or right in respect of the redemption of such shares or any sinking fund for the redemption or purchase of such shares; (iii) alters or abolishes any preemptive right of such holder to acquire shares or other securities; or (iv) excludes or limits the right of such holder to vote on any matter, except as such right may be limited by the voting rights given to new shares then being authorized of any existing or new class.

     Limited Ability to Evaluate Management of a Target Business. The role of the present management of the Company, following a Business Combination, cannot be stated with any certainty. Although the Company intends to scrutinize closely the management of a prospective Target Business in connection with its evaluation of the desirability of effecting a Business Combination with such Target Business, there can be no assurance that the Company's assessment of such management will prove to be correct. While it is possible that certain of the Company's directors or its executive officers will remain associated in some capacities with the Company following consummation of a Business Combination, it is unlikely that any of them will devote a substantial portion of their time to the affairs of the Company subsequent thereto. Moreover, there can be no assurance that such personnel will have significant experience or knowledge relating to the operations of the particular Target Business. The Company also may seek to recruit additional personnel to supplement the incumbent management of the Target Business. There can be no assurance that the Company will have the ability to recruit additional personnel or that such additional personnel will have the requisite skills, knowledge or experience necessary or desirable to enhance the incumbent management. In addition, there can be no assurance that the future management of the Company will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development.

     Selection of a Target Business and Structuring of a Business Combination. Management may, but does not presently intend to, negotiate or otherwise consent to the purchase of a portion or their shares in connection with a Business Combination. Given management paid between $1.00 and $2.00 for their shares and the public shareholders have paid $5.00 per share there will be an inherent conflict of interest, as management may have an interest in undertaking a Business Combination which provides a good return on their investment, but does not provide the same return to the public investors. Should an investor believe that management has breached its fiduciary duty to the Company and its shareholders, pursuit of a claim for such breach of fiduciary duty by investors is likely to be prohibitively expensive. While management does not intend to take any fees or other compensation from the Company (but only to obtain their investment return through appreciation in the common stock), there is no assurance that the Company will not pay fees to firms or individuals with whom management has relationships. However, it is expected that the law firm of Epstein Becker & Green, P.C. will represent the Company in connection with a Business Combination. Richard Campbell is special counsel to Epstein Becker & Green, P.C. and has agreed with the firm that he will receive no fees in connection with such representation. Management has a substantial number of relationships in the business community and considers it likely that they will draw on these relationships and pay fees to those parties who are involved in a concluded Business Combination. The form or amount of these fees or other consideration cannot be determined at this time. The Company will not undertake Business Combinations with entities owned or controlled by affiliates or associates of the Company or engage in the creation of subsidiary entities with a view to distributing their securities to the shareholders of the Company. In order to mitigate against the possibility that management may undertake transactions with undue consideration of their own interests, the Company has established a requirement that 51% of the Shares purchased in the offering approve any Business Combination, including the terms of management's involvement and consideration, if any. Management does not intend to accept a premium for their shares above the amount paid to the public. Management has adopted a resolution respecting the above corporate policy and is unaware of any circumstances under which this policy, through management's own initiative, would be changed.

     Management of the Company will have substantial flexibility in identifying and selecting a prospective Target Business. However, the Company's flexibility is limited to the extent that it must satisfy the Fair Market Value Test. If the Company determines that the financial statements of a proposed Target Business do not clearly indicate that the Fair Market Value Test has been satisfied, the Company will obtain an opinion from an independent investment banking firm that is a member of the NASD with respect to the satisfaction of such criteria. As a result, investors will be almost entirely dependent on the judgment of management in connection with the selection of a Target Business. In evaluating a prospective Target Business, management will consider, among other factors, the following: (I) costs associated with effecting the Business Combination; (ii) equity interest in and opportunity for control of the Target Business; (iii) growth potential of the Target Business; (iv) experience and skill of management and availability of additional personnel of the Target Business; (v) capital requirements of the Target Business; (vi) competitive position of the Target Business; (vii) stage of development of the Target Business; (viii) degree of current or potential market acceptance of the Target Business, products or services; (ix) proprietary features and degree of intellectual property or other protection of the Target Business; (x) the financial statements of the Target Business; and (xi) the regulatory environment in which the Target Business operates.

     The foregoing criteria are not intended to be exhaustive and any evaluation relating to the merits of a particular Target Business will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a Business Combination consistent with the Company's business objectives. In connection with its evaluation of a prospective Target Business, management, with the possible assistance of an independent investment banking firm, anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to the Company.

     The time and costs required to select and evaluate a Target Business (including conducting a due diligence review) and to structure and consummate the Business Combination (including negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws) cannot presently be ascertained with any degree of certainty. The Company's current executive officers and directors intend to devote 15 to 20 hours per month of their time to the affairs of the Company, and, accordingly, the consummation of a Business Combination may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, each officer and director of the Company will devote such time as they deem reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target Business or is engaged in active negotiation of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize.

     The Company anticipates that various prospective Target Businesses will be brought to its attention from various sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, the Company's executive officer, directors and their affiliates. The Company may also engage the services of professional firms that specialize in finding business acquisitions, in which event the Company may pay a finder's fee or other compensation. In no event, however, will the Company pay a finder's fee or commission to officers or directors of the Company or any entity with which they are affiliated for such service.

     As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. The Company will evaluate the possible tax consequences of any prospective Business
Combination and will endeavor to structure a Business Combination so as to achieve the most favorable tax treatment to the Company, the Target Business and their respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to the Company's tax treatment of a particular consummated Business Combination. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Business Combination, there may be adverse tax consequences to the Company, the Target Business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular Business Combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

     The Company may utilize cash derived from the net proceeds of the 1997 offering, equity securities, debt securities or bank or other borrowing or a combination thereof as consideration in effecting a Business Combination. Although the Company has no commitments as of the date of this annual report to issue any shares of Common Stock or options or warrants, the Company will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a Business Combination. To the extent that such additional shares are issued, dilution to the interests of the Company's stockholders will occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in control of the Company may occur which may affect, among other things, the Company's ability to utilize net operating loss carry forwards, if any.

     There currently are no limitations on the Company's ability to borrow funds to effect a Business Combination. However, the Company's limited resources and lack of operating history may make it difficult to borrow funds. The amount and nature of any borrowing by the Company will depend on numerous considerations, including the Company's capital requirements, potential lenders' evaluation of the Company's ability to meet debt service on borrowing and the then prevailing conditions in the financial markets, as well as general economic conditions. The Company does not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements if required or otherwise sought, would be available on terms commercially acceptable or otherwise in the best interests of the Company. The inability of the Company to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on the Company's financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowing will subject the Company to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, subject the Company to all the risks inherent thereto.

     Acquisition Restrictions

     The Company may acquire a company or business by purchasing, trading or selling the securities of such company or business. However, the Company does not intend to engage primarily in such activities. Specifically, the Company intends to conduct its activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act of 1940 and the regulations promulgated thereunder.

     Section 3(a) of the Investment Company Act excepts from the definition of an "investment company" an entity which does not engage primarily in the business of investing, reinvesting or trading in securities, or which does not engage in the business of investing, owning, holding or trading "investment securities" (defined as "all securities other than government securities or securities of majority-owned subsidiaries") the value of which exceed 40% of the value of its total assets (excluding government securities, cash or cash items). The Company intends to implement its business plan in a manner which will result in the availability of this exception from the definition of "investment company." Consequently, the company's acquisition of a company or business through the purchase and sale of investment securities will be limited. Although the Company intends to act to avoid classification as an investment company, the provisions of the Investment Company Act of 1940 are extremely complex and it is possible that it may be classified as an inadvertent investment company. The Company intends to vigorously resist classification as an investment company, and to take advantage of any exemptions or exceptions from application of the Investment Company Act of 1940, which allows an entity a one time option during any three-year period to claim an exemption as a "transient" investment company. The necessity of asserting any such resistance, or making any claim of exemption, could be time consuming and costly, or even prohibitive, given the Company's limited resources.

     The Company's plan of business may involve changes in its capital structure, management, control and business, especially if it consummates a reorganization as discussed above. Each of these areas is regulated by the Investment Company Act of 1940, which regulation has the purpose of protecting purchasers of investment company securities. Since the Company does not intend to register as an investment company, shareholders are not afforded these protections.

     The Company will be subject to certain reporting requirements under the Exchange Act of 1934. In the event the Company no longer would be required to file reports and other information with the Commission under the Exchange Act, the Company intends nonetheless to continue to file such reports. Pursuant to
Section 13 and 15(d) of the Act, in the event significant acquisitions take place, the Company will be required to furnish information including certified financial statements for the acquired company covering one, two or three years depending upon the relative size of the acquisition. Consequently, acquisition prospects that do not have or are unable to obtain the required certified financial statements will not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

     Various impediments to an acquisition of a business or company or a merger may arise such as appraisal rights afforded the shareholders of a prospective acquisition company or merger partner may arise under the laws of the state the prospective acquisition company is organized under. This may prove to be deterrent to a particular combination.

     Pursuant to a resolution adopted and approved by the Board of Directors, the Company will not acquire or merge with any business or company in which the Company's promoters, management or their affiliates or associates, directly or indirectly, have an ownership interest. Management has agreed that this resolution will not be changed by management's own initiative.

Rule 419 Prescribed Acquisition Criteria and Reconfirmation

     The Company's acquisition activities are subject to Rule 419 under the Act. As such, among other things, any agreement to acquire an acquisition candidate must provide for the acquisition of a business or assets for which the fair market value of the business or assets to be acquired represents at least 80% of the offering proceeds. The fair market value of the business or assets to be acquired must be at least $120,000. Once an acquisition agreement meeting the above criteria has been executed, the Company must successfully complete a reconfirmation offering.

Competition

The Company expects to encounter intense competition from other entities having business objectives similar to that of the Company. Many of these entities are well established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than the Company and there can be no assurance that the Company will have the ability to compete successfully. The Company's financial resources are limited in comparison to those of many of its competitors. Further, such competitors will generally not be required to seek the prior approval of their own stockholders, which may enable them to close a Business Combination more quickly than the Company. This inherent competitive limitation may compel the Company to select certain less attractive Business Combination prospects. There can be no assurance that such prospects will permit the Company to satisfy its stated business objectives.

Uncertainty of Competitive Environment of Target Business

     In the event that the Company succeeds in effecting a Business Combination, the Company will, in all likelihood, become subject to intense competition from competitors of the Target Business. In particular, certain industries which experience rapid growth frequently attract an increasingly large number of competitors including competitors with increasingly greater financial, marketing, technical, human and other resources than the initial competitors in the industry. The degree of competition characterizing the industry of any prospective Target Business cannot presently be ascertained. There can be no assurance that, subsequent to a Business Combination, the Company will have the resources to compete effectively, especially to the extent that the Target Business is in a high-growth industry.

Possible Liquidation of the Company

     In the event that the Company does not effect a Business Combination within 18 months from the effective date of its initial public offering, or October 24, 1998, the Company will distribute to the then holders of Common Stock acquired as part of the Shares sold in the 1997 offering, the amounts in the escrow account together with a pro-rata share of all interest accrued in such account.

     Employees

     As of the date of this annual report, the Company employs Ms. Haselton and Mr. Campbell on a part time basis. Such persons will serve as officers and director without compensation at least until completion of a Business Combination. Epstein Becker & Green, P.C., a firm where Mr. Campbell is special counsel, may receive fees for legal services actually rendered to the Company.

ITEM 2. PROPERTIES

     The Company, pursuant to an oral agreement, utilizes and will utilize the offices of Judith Haselton, the Company's Chairman of the Board and President at no cost to the Company.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings and knows of no threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Shares are currently held in escrow by Continental Stock Transfer and Trust Company pending completion of a Business Combination. It is expected that following closing, if any, of a Business Combination, the Common Stock will be traded in the over-the-counter market and quoted in the NASDAQ Bulletin Board.

     No dividends have been declared on the Common Shares since the inception of the Company in March 1997 and the Company does not anticipate paying any cash dividends in the foreseeable future. On March 25, 1998, the Company had approximately 132 holders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company is currently in the development stage. In 1997 the Company raised $150,000 through the sale of 30,000 shares of Common Stock. The proceeds from the sale as well as the shares of Common Stock sold are currently held in escrow pending approval of a Business Combination or the return of the same to the shareholders of the Company. All activity of the Company to date has been related to its formation, financing, and review of various businesses for acquisition by the Company. As of December 31, 1997, the Company had incurred approximately $20,000 of costs associated with the formation and capitalization of the Company. The founding shareholders of the Company, who hold 15,000 of the 45,000 shares presently outstanding, funded these costs. The Company will use the net proceeds from the previous offering principally in connection with effecting a Business Combination, and structuring and consummating a Business Combination (including possible payment of finder's fees or other compensation to persons or entities which provide assistance or services to the Company). The Company does not have discretionary access to the income on the monies in the escrow account and stockholders of the Company will not receive any distribution of the income (except in connection with a liquidation of the Company) or have any ability to direct the use or distribution of such income. Thus, such income will cause the amount in escrow to increase. The Company cannot use the escrowed amounts to pay the costs of evaluating potential Business Combinations. To the extent that Common Stock is used as consideration to effect a Business
Combination, the balance of the net proceeds from the offering not theretofore expended will be used to finance the operations of the Target Business. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first Business Combination. Since the role of present management after a Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to such persons after a Business Combination.

     In the event that the Company does not effect a Business Combination by October 24, 1998, the Company will distribute to the then holders of Common Stock acquired as part of the Shares sold in its 1997 offering the amount held in the escrow account with a pro-rata share of all interest accrued in such account.

ITEM 7. FINANCIAL STATEMENTS

     The Company's consolidated financial statements for the fiscal year ended December 31, 1997 are included herein and consist of:

     Consolidated Balance Sheet
     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Feldman, Radin & Co. P.C. audited the opening balance sheet of the Company. Coopers & Lybrand, LLC has audited the 1997 year end financial statements of the Company. The Company has no, and has had no, disagreements with Feldman, Radin & Co. P.C. with respect to their prior engagement as the Company's auditors.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

     The current directors and officers of the Company are as follows:

        Name                            Age                 Position
        ----                            ---                 --------

        Judith S. Haselton              43                  Chairman of the
                                                            Board, President

        Richard L. Campbell             42                  Secretary,Treasurer
                                                            Director

     Judith S. Haselton, Chairman of the Board, President and Director is an independent financial consultant and private investor. From February, 1987, to October, 1991, she was employed as an investment banker in the corporate finance department of Smith Barney, Inc., and from June, 1983, to February, 1987, with E.F. Hutton and Company Inc. She also served from June, 1980, to June, 1983, as a commercial banker with Bank of America NT & SA. Ms. Haselton received her Masters in Business Administration from Columbia University Graduate School of Business and her undergraduate degree from Macalester College.

     Richard L. Campbell, Secretary, Treasurer, and Director, is a Managing Director of Mantis Holdings, Inc., a privately held investment holdings company and since January 1, 1997, also is special counsel to the law firm of Epstein, Becker & Green, P.C. Prior to the formation of Mantis in June, 1992, Mr. Campbell was principally engaged as a corporate attorney concentrating in the areas of corporate finance and securities, and continues to act as counsel to a select number of companies in his capacity as special counsel to the firm of Epstein Becker & Green, P.C. Mr. Campbell received his undergraduate degree from The University of Michigan, his Juris Doctorate from Wayne State University, and his Masters in Corporation Law from New York University.

     All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Directors receive no compensation for serving on the Board of Directors other than the reimbursement of reasonable expenses incurred in attending meetings. Officers are elected annually by the Board of Directors and serve at the discretion of the Board.

     No family relationships exist among any of the named directors or the Company's officers. No arrangement or understanding exists between any such director or officer and any other person pursuant to which any director or officer was elected as a director or officer of the Company.

     There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors of the Company are acting on behalf of, or will act at the direction of, any other person.

     Conflicts of Interest

     None of the Company's directors or officers is required to commit his full time to the affairs of the Company and it is likely that such persons will not devote a substantial amount of time to the affairs of the Company. Such personnel will have conflicts of interest in allocating management time among various business activities. As a result, the consummation of a Business Combination may require a greater period of time than if the Company's management devoted their full time to the Company's affairs. However, each officer and director of the Company will devote such time as she or he deems reasonably necessary to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to the business and affairs of the Company may vary significantly depending upon, among other things, whether the Company has identified a Target Business or is engaged in active negotiation of a Business Combination. The Company expects that its officers will spend 15 to 20 hours per month of their time on the business affairs of the Company until a potential Business Combination has been identified, upon which event they expect to spend significantly more time until such Business Combination is consummated. Prior to their involvement with the Company, none of the directors or officers of the Company has been involved in any "blank check" offerings. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

     In connection with any stockholder vote relating either to approval of a Business Combination or the liquidation of the Company due to the failure of the Company to effect a Business Combination within the time allowed, all of the Company's present stockholders, including all of its officers and directors (and any stockholders who are affiliated with its officers and directors), have agreed to vote all of their respective shares of Common Stock in accordance with the vote of the majority of the shares voted by all non-affiliated public stockholders of the Company (in person or by proxy) with respect to such Business Combination or liquidation.

Prior and Future Blank Check Offerings

     None of the Company's officers, directors, promoters or other persons engaged in management-type activities has been previously involved with any blank check offerings and has no plans with respect to future blank check offerings. It is possible that management will undertake future blank check offerings; however, management does not have any present intention to undertake other blank check offerings and expects that if it does undertake additional blank check offerings that it would not do so until a Business Combination is concluded by the Company.

ITEM 10. EXECUTIVE COMPENSATION

     The Company has not entered into employment agreements or other understandings with its directors or executive officers concerning compensation. No cash compensation has been or will be paid to any officer or director in their capacities as such until after the consummation of the first Business Combination. Since the role of present management after the consummation of a Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to such persons after the consummation of a Business Combination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of the date hereof, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of Common Stock by (I) each person known by the Company to be the owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, and (iii) all executive officers and directors as a group:

                                               Amount
                                                 and            Percentage
                                               Nature         of Outstanding
                                                 of            Common Stock
                                             Beneficial         Shares of
    Name of Group                             Ownership        Common Stock
    -------------                             ---------        ------------

    Judith S. Haselton (1)                      5,000               11%
    315 West 106th Street
    Fourth Floor
    New York, New York  10025

    Richard L. Campbell                        10,000               22%
    407 East Grand River
    Brighton, Michigan  48116

    All executive officers and
    directors as a group
                     (two person)              15,000               33%

----------
     (1) James Gale, the husband of Judy Haselton, owns 5,430 shares of common stock purchased in the Company's public offering. Ms. Haselton disclaims beneficial ownership of these shares.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In March 1997,  the Company issued 10,000 shares of Common Stock to Richard
L. Campbell and 5,000 shares of Common Stock to Judith S. Haselton. Mr. Campbell paid $1.00 per share for his shares and Ms. Haselton paid $2.00 per share for her shares. Mr. Campbell is special counsel to Epstein Becker & Green, P.C., counsel to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  List of Exhibits.

     The following exhibits are filed as part of this report:

    Exhibit No.

         3.1      Certificate of Incorporation*
         3.2      Bylaws of the Company*

     *Previously filed as Exhibits to the Company's Registration Statement on Form SB-2 (Commission file No.333-24671).

(b)  Reports on Form 8-K.

     None

1997 CORP.

Index to Financial Statements

                                                                         Page(s)
                                                                         -------

Report of Independent Accountants                                           1

Financial Statements as of and for the period from March 17, 1997
  (date of inception) to December 31, 1997:

     Balance Sheet                                                          2

     Statement of Operations                                                3

     Statement of Cash Flows                                                4

     Notes to Financial Statements                                        5-6

Report of Independent Accountants

To the Board of Directors of 1997 Corp.:

We have audited the accompanying balance sheet of 1997 CORP., as of December 31, 1997, and the related statements of operations and cash flows for the period from March 17, 1997 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As explained in Note 3 to the financial statements, all proceeds held in escrow will be returned to the public investors and the related stock certificates will be cancelled if a business combination has not been approved by the shareholders by October 24, 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 1997 Corp., as of December 31, 1997, and the results of its operations and its cash flows for the period from March 17, 1997 (date of inception) to December 31, 1997 in conformity with generally accepted accounting principles.


                                       /s/ Coopers & Lybrand L.L.P.


                                       Coopers & Lybrand L.L.P.


New York, New York
February 28, 1998

1997 CORP.

Balance Sheet

December 31, 1997



                                     ASSETS

Cash                                                                   $   1,064
Cash held in escrow                                                      151,362
                                                                       ---------

               Total assets                                            $ 152,426
                                                                       ---------

                      LIABILITIES and STOCKHOLDERS' EQUITY

Accounts payable                                                       $     407
                                                                       ---------

               Total liabilities                                             407
                                                                       ---------

Redeemable stockholder's equity:
   Common stock, $.001 par value, authorized 10,000,000 shares;
      issued and outstanding 45,000                                           45
   Paid in capital                                                       210,005
   Accumulated deficit                                                  (58,031)
                                                                       ---------

               Total redeemable stockholders' equity                     152,019
                                                                       ---------

               Total liabilities and redeemable stockholders' equity   $ 152,426
                                                                       =========


The accompanying notes are an integral part of the financial statements.

1997 CORP.

Statement of Operations

For the period from March 17, 1997 (date of inception) to December 31, 1997




Interest income                                                        $  1,362
                                                                       --------

Expenses:
   General and administrative expenses                                   59,393
                                                                       --------

               Total expenses                                            59,393
                                                                       --------

               Net loss                                                $(58,031)
                                                                       ========

               Basic and diluted loss per share                        $  (2.05)
                                                                       ========

               Basic and diluted weighted average shares                 28,333
                                                                       ========


The accompanying notes are an integral part of the financial statements.

1997 CORP.

Statement of Cash Flows

For the period from March 17, 1997 (date of inception) to December 31, 1997

Cash flows from operating activities:
   Net loss                                                            $(58,031)
   Adjustments to reconcile net cash used in operating activities:
      Stock-based compensation expense                                   55,000
      Changes in assets and liabilities:
         Accounts payable                                                   407
                                                                       ---------

               Net cash used in operating activities                     (2,624)
                                                                       ---------

Cash flows from investing activities:
   Payments to cash escrow reserve                                     (151,362)
                                                                       ---------

               Net cash used in investing activities                   (151,362)
                                                                       ---------

Cash flows from financing activities:
   Proceeds from issuance of common stock                               170,000
   Payments of stock issuance costs                                     (14,950)
                                                                       ---------

               Net cash provided by financing activities                155,050
                                                                       ---------

               Net increase in cash and cash equivalents                  1,064
                                                                       ---------

               Cash and cash equivalents, end of year                  $  1,064
                                                                       =========

Supplemental schedule of noncash investing and financing activities:
   Issuance of common stock to management as compensation              $ 55,000
                                                                       =========


The accompanying notes are an integral part of the financial statements.

1997 CORP.

Notes to Financial Statements

1.   Organization:

     1997 Corp., (the "Company"), was incorporated in the state of Delaware on March 17, 1997. During 1997, the Company had a "blank check" offering subject to the Securities and Exchange Commission's Rule 419 of Regulation C under the Securities Act of 1933. It intends to serve as a vehicle to effect a business combination with a target business which will be an operating business (not yet identified). The Company intends to utilize the net proceeds from an offering of equity securities, debt securities, bank and other borrowing or a combination thereof in effecting a business combination. All activity of the Company to date has been related to its formation, financing, and review of various businesses for acquisition by the Company.

2.   Summary of Significant Accounting Policies:

     Cash and Cash Equivalents

     The Company considers investments in highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

     Basic and Diluted Loss Per Share

     Basic and diluted loss per share is based on the number of shares of common stock outstanding during the period.

     Income Taxes

     Under the balance sheet-based liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", ("SFAS 109"), deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when the differences reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount expected to be realized.

3.   Cash Held In Escrow:

     Continental Stock Transfer & Trust Company ("Continental") is holding the public offering proceeds and the stock certificates of the public investors in escrow pursuant to Rule 419 of the Rules and Regulations of the Securities and Exchange Commission. Continental will hold the proceeds and the stock certificates pursuant to Rule 419 until the approval of a business combination by the shareholders. If a business combination has not been approved by the shareholders by October 24, 1998 all proceeds will be returned to the public investors and the stock certificates will be cancelled.

1997 CORP.

4.   Redeemable Stockholders Equity:

     During 1997, the Company raised $155,050, net of offering costs of $14,950 by offering 45,000 shares of $.001 par value common stock. Included within the 45,000 shares issued, 15,000 shares were issued to management at prices ranging from $1-$2 per share. The remaining 30,000 shares were issued in conjunction with the "blank check" offering at a price of $5 per share.

     A $55,000 charge to income as compensation expense was incurred as a result of the Company issuing stock to management at less than fair value. Fair value is based on the per share "blank check" offering price of $5 per share.

5.   Income Taxes:

     As of December 31, 1997, the Company's net operating loss for tax purposes will differ from the loss for financial reporting purposes as a result of certain costs being capitalized and expensed over a five-year period for tax purposes.

     Significant components of the Company's deferred tax assets as of December 31, 1997 are a result of temporary differences related to the item described as follows:

                                                                        Deferred
                                                                      Tax Assets
                                                                      ----------

     Organizational costs                                                $56,067
                                                                         -------

     Valuation allowance                                                  56,067
                                                                         -------

                                                                         $  --
                                                                         =======

     Due to the uncertainty of the realization of the deferred tax asset, a full valuation allowance has been provided of the net deferred tax asset.

6.   Proposed Offering:

     In March 1998, the Company is in discussion with a target business regarding the possible acquisition of all of the outstanding capital stock of that target business. In addition, the Company is contemplating raising additional capital through a private placement offering of approximately $5,000,000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   1997 CORP.


                                   By:/s/ Judith Haselton
                                      ------------------------------------------
                                      Judith Haselton
                                      Chairman of the Board of Directors, and
                                      Principal Executive Officer

                                   Date:  March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Judith Haselton
------------------------     Chairman of the Board             March 25, 1998
Judith Haselton              of Directors, and
                             Principal Executive
                             Officer

/s/ Richard L. Campbell
------------------------     Chief                             March 25, 1998
Richard L. Campbell          Financial Officer
                             (Principal Financial and
                             Accounting Officer)