Form 10QSB
period 1998-03-31
1997 CORP
filed 1998-05-13
CIK 1036824

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934.

For the quarterly period ended March 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934

For the transition period from __________________ to _________________

Commission file number 333-24671

                                   1997 CORP.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                      13-3936988
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

315 West 106th Street, New York New York                10025
(Address of principal executive offices)              (Zip Code)

                                 (212)-678-6231
              (Registrant's telephone number, including area code)

  ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                 YES _X_   NO___

     The number of shares outstanding of the issuer's single class of common stock as of March 31, 1998 was 45,000.

     Transitional Small Business Disclosure Format (check one)   YES____  NO _X_

                                   1997 CORP.

                                  BALANCE SHEET

                                 MARCH 31, 1998



                                     ASSETS


Cash                                                                $  1,064.00
Shareholders Escrowed Funds                                         $152,383.00
                                                                    -----------
         TOTAL ASSETS                                               $153,447.00
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

         TOTAL LIABILITIES                                          $  2,807.00

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 2,000,000 shares;
         none issued or outstanding                                 $      --
Common stock, $.001 par value, authorized 10,000,000 shares;
         issued and outstanding 45,000 shares                             45.00
Paid in capital (See Note 3)                                        $210,005.00
Accumulated Deficit                                                 $(59,410.00)
                                                                    -----------

         TOTAL REDEEMABLE STOCKHOLDERS' EQUITY                      $150,640.00

TOTAL LIABILITIES AND REDEEMABLE
STOCKHOLDERS' EQUITY                                                $153,447.00
                                                                    ===========

                                   1997 CORP.

                             STATEMENT OF OPERATIONS




For the period from January 1, 1998 to March 31, 1998



Interest income                                                        $  1,021
                                                                       --------

Expenses:
   General and administrative expenses                                 $  2,400
                                                                       --------

         Total expenses                                                $  2,400
                                                                       --------

         Net loss                                                      $ (1,379)
                                                                       --------

         Basic and diluted loss per share                              $  (0.03)
                                                                       --------

         Basic and diluted weighted average shares                       45,000
                                                                       --------





The accompanying notes are an integral part of the financial statements.

                                   1997 CORP.

                             STATEMENT OF CASH FLOWS




For the period from January 1, 1998 to March 31, 1998

Cash and cash equivalents beginning of  period                          $ 1,064

Cash flows from operating activities:
    Net loss                                                            $(1,379)
    Changes in assets and liabilities:
    Accounts Payable                                                    $ 2,400
                                                                        -------


         Net cash from operating activities                             $ 1,021
                                                                        -------

Cash flows from investing activities:
     Interest payments to cash escrow reserve                           $(1,021)
                                                                        -------
         Net cash used in investing activities                          $(1,021)
                                                                        -------



         Cash and cash equivalents, end of period                       $ 1,064
                                                                        -------





The accompanying notes are an integral part of the financial statements.

                                   1997 CORP.

                          NOTES TO FINANCIAL STATEMENT

                                 MARCH 31, 1998



1.   FORMATION OF COMPANY

          1997 Corp. (the "Company"), was incorporated in the state of Delaware on March 17, 1997. It intends to serve as a vehicle to effect a business combination with a target business (not yet identified) which the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of its initial public offering, equity securities, debt securities, bank and other borrowing or a combination thereof in effecting a business combination.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          The financial statements are prepared on an accrual basis.

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make significant estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

3.   SHAREHOLDER ESCROWED FUNDS

          Continental Stock Transfer & Trust Company ("Continental") is holding the public offering proceeds and the stock certificates of the public investors in escrow pursuant to Rule 419 of the Rules and Regulations of the Securities and Exchange Commission. Continental will hold the proceeds and the stock certificates pursuant to Rule 419 until the approval of a business combination by the shareholders of the Company. If a business combination has not been approved by the shareholders by October 28, 1998 all proceeds will be promptly returned to the shareholders and the stock certificates will be canceled.

                           PART II - OTHER INFORMATION

                                   1997 CORP.

                                 March 31, 1998



None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                   1997 Corp.
                                                    Registrant

                                                 /s/ Richard L. Campbell
                                                 ----------------------------
Date: May 12, 1998                               By: Richard L. Campbell
                                                 Acting Chief Financial Officer