Form 10QSB
period 1998-06-30
1997 CORP
filed 1998-08-14
CIK 1036824

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934.

For the quarterly period ended  June 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934

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

                                                                YES  X    NO
                                                                   ----     ----

     The number of shares outstanding of the issuer's single class of common stock as of June 30, 1998 was 45,000.

     Transitional Small Business Disclosure Format (check one)  YES       NO  X
                                                                   ----     ----

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


     The Company is currently in the development stage. In 1997 the Company raised $150,000 through the sale of 30,000 shares of Common Stock. The proceeds from the sale as well as the shares of Common Stock sold are currently held in escrow pending approval of a Business Combination or the return of the same to the shareholders of the Company. All activity of the Company to date has been related to its formation, financing, and review of various businesses for acquisition by the Company. The Company does not have discretionary access to the income on the monies in escrow account and stockholders of the Company will not receive any distribution of the income (except in connection with a liquidation of the Company) or have any ability to direct other use or distribution of such income. Thus, such income will cause the amount in escrow to increase. The Company cannot use the escrowed amounts to pay the costs of evaluation potential Business combinations. To the extent that Common Stock is used as consideration to effect a Business Combination, the balance of the net proceeds from the offering not theretofore expended will be used to finance the operations of the Target Business. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first Business Combination. Since the role of present management after a Business Combination is uncertain, the Company has no ability to determine what remuneration, if any, will be paid to such persons after a Business Combination.

     In the event that the Company does not effect a Business Combination by October 24, 1998, the Company will distribute to the then holders of Common Stock acquired as part of the Shares sold in its 1997 offering the amount held in the escrow account with a pro-rata share of all interest accrued in such account.

     On July 15, 1998, 1997 Corp., entered into a Merger Agreement with CyBear, Inc., a Florida corporation, and has filed a Post-Effective Amendment, to its Registration Statement with the Securities and Exchange Commission (the "SEC"). CyBear was organized by Anda Generics, Inc. ("Anda") a wholly owned subsidiary of Andrx Corporation, a Florida corporation, as a healthcare communications technology company to develop technology and products to address the growing communication and information problems within the healthcare community. The Company intends to submit the proposed merger with CyBear to shareholders for approval following the SEC review and declaration of effectiveness of the Post-Effective Amendment to the Company's existing Registration Statement.

                                   1997 CORP.

                                  BALANCE SHEET


                                     ASSETS

                                                    June 30, 1998  Dec. 31, 1997
                                                    -------------  -------------
                                                     (Unaudited)

Cash                                                 $  1,077.74    $  1,064.00
Shareholders Escrowed Funds (See Note 5)              152,687.90     151,362.00
Capitalized Acquisition Costs (See Note 3)             20,000.00             --
                                                     -----------    -----------

         TOTAL ASSETS                                $173,765.64    $152,426.00
                                                     ===========    ===========


                LIABILITIES AND REDEEMABLE STOCKHOLDERS' EQUITY

Accounts Payable                                     $ 28,816.67    $    407.00
Notes Payable to Stockholders (See Note 4)              3,000.00             --
                                                     -----------    -----------
         TOTAL LIABILITIES                             31,816.67         407.00

REDEEMABLE STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value,
  authorized 2,000,000 shares;
  none issued or outstanding                                  --             --
Common stock, $.001 par value,
  authorized 10,000,000 shares;
  issued and outstanding 45,000 shares                     45.00          45.00
Paid in capital (See Note 5)                          210,005.00     210,005.00
Accumulated Deficit                                   (68,101.03)    (58,031.00)
                                                     -----------    -----------

         TOTAL REDEEMABLE STOCKHOLDERS' EQUITY        141,948.97     152,019.00
                                                     -----------    -----------
TOTAL LIABILITIES AND REDEEMABLE
STOCKHOLDERS' EQUITY                                 $173,765.64    $152,426.00
                                                     ===========    ===========


The accompanying notes are an integral part of the financial statements.

                                   1997 CORP.

                             STATEMENT OF OPERATIONS




                                                                           Three Months Ended   Six Months Ended        Year Ended
                                                                              June 30,1998        June 30, 1998        Dec. 31, 1997
                                                                              ------------        -------------        -------------
                                                                               (Unaudited)         (Unaudited)
Interest income                                                                $   304.90           $ 1,325.90           $ 1,362.00
                                                                               ----------          -----------          -----------

Expenses:
  General and administrative expenses                                            8,995.93            11,395.93            59,393.00
                                                                               ----------          -----------          -----------

Total expenses                                                                   8,995.93            11,395.93            59,393.00
                                                                               ----------          -----------          -----------

      Net loss                                                                 $(8,284.03)         $(10,070.03)         $(58,031.00)
                                                                               ==========          ===========          ===========

      Basic and diluted loss per share                                         $    (0.18)          $    (0.22)          $    (2.05)
                                                                               ==========          ===========          ===========

      Basic and diluted weighted average shares                                    45,000               45,000               28,333
                                                                               ==========          ===========          ===========


The accompanying notes are an integral part of the financial statements.

                                   1997 CORP.

                             STATEMENT OF CASH FLOWS
                                   (Unaudited)




For the period from January 1, 1998 to June 30, 1998



Cash flows from operating activities:
    Net loss                                                        $(10,070.03)
    Changes in assets and liabilities:
    Increase in Accounts Payable for period                            8,409.67
                                                                     ----------

         Net cash used in operating activities                        (1,660.36)
                                                                     ----------

Cash flows from investing activities:
     Payments to cash escrow reserve                                  (1,325.90)
                                                                     ----------
         Net cash used in investing activities                        (1,325.90)
                                                                     ----------

Cash flows from financing activities
           Shareholder Loans                                           3,000.00
                                                                     ----------
Net cash provided by financing activities                              3,000.00
                                                                     ----------

Increase in cash and cash equivalents during the period                   13.74

Cash and cash equivalents, beginning of period                         1,064.00
                                                                     ----------
         Cash and cash equivalents, end of period                    $ 1,077.74
                                                                     ==========


The accompanying notes are an integral part of the financial statements.

                                   1997 CORP.

                          NOTES TO FINANCIAL STATEMENT

                                  JUNE 30, 1998


1.   FORMATION OF COMPANY

          1997 Corp. ( a development stage enterprise) (the "Company"), was incorporated in the state of Delaware on March 17, 1997. It intends to serve, as a vehicle to effect a business combination with a target business which the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of this offering, equity securities, debt securities, bank and other borrowing or a combination thereof in effecting a business combination. (See Note 6)

2.   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

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

3.   CAPITALIZED ACQUISITION COSTS

          The capitalized acquisition costs reflects the legal fees associated with the CyBear transaction. (see Note 6)

4.   NOTES PAYABLE TO STOCKHOLDERS

          Each of the two stockholders made a $1,500 loan to the Company on June 30, 1998, bearing 7% interest and payable on demand, to provide capital to the Company to pay certain expenses.

5.   SHAREHOLDER ESCROWED FUNDS

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

6.   SUBSEQUENT EVENT

          On July 15, 1998, 1997 Corp., entered into a Merger Agreement with CyBear, Inc., a Florida corporation, and has filed a Post-Effective Amendment, to its Registration Statement with the Securities and Exchange Commission (the "SEC"). CyBear was organized by Anda Generics, Inc. ("Anda") a wholly owned subsidiary of Andrx Corporation, a Florida corporation, as a healthcare communications technology company to develop technology and products to address the growing communication and information problems within the healthcare community. The Company intends to submit the proposed merger with CyBear to shareholders for approval following the SEC review and declaration of effectiveness of the Post-Effective Amendment to the Company's existing Registration Statement.

                           PART II - OTHER INFORMATION

                                   1997 CORP.

                                  JUNE 30, 1998



None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                      1997 Corp.
                                                      Registrant

                                                       /s/Richard L. Campbell
                                                      ------------------------
Date: August 13, 1998                                 By: Richard L. Campbell
                                                      Acting Chief Financial
                                                      Officer