Form 10QSB
period 1998-09-30
1997 CORP
filed 1998-11-16
CIK 1036824

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGES ACT OF 1934.

For the quarterly period ended September 30, 1998

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


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         YES  _X_        NO ___

     The number of shares outstanding of the issuer's single class of common stock as of September 30, 1998 was 45,000.

     Transitional Small Business Disclosure Format (check one)

                                         YES  ___        NO _X_

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS



     The Company is currently in the development stage. In 1997, the Company raised $150,000 through the sale of 30,000 shares of Common Stock. The proceeds from the sale as well as the shares of Common Stock sold are currently held in escrow pending approval of a Business Combination or the return of the same to the shareholders of the Company. All activity of the Company to date has been related to its formation, financing, and review of various businesses for acquisition by the Company. The Company does not have discretionary access to the income on the monies in escrow account and stockholders of the Company will not receive any distribution of the income (except in connection with a liquidation of the Company) or have any ability to direct other use or distribution of such income. Thus, such income will cause the amount in escrow to increase. The Company cannot use the escrowed amounts to pay the costs of evaluating potential Business combinations. To the extent that Common Stock is used as consideration to effect a Business Combination, the balance of the net proceeds from the offering not expended will be used to finance the operations of the Target Business. No cash compensation will be paid to any officer or director in their capacities as such until after the consummation of the first Business Combination.

     On July 15, 1998, 1997 Corp., entered into a Merger Agreement with CyBear, Inc., a Florida corporation, and has filed a Post-Effective Amendment, to its Registration Statement with the Securities and Exchange Commission (the "SEC"). The SEC declared the Post-Effective Amendment effective on October 21, 1998 and the Company has called a shareholders meeting for November 19, 1998 to vote on the merger with CyBear. CyBear was organized by Andrx Corporation, a Florida corporation, as a healthcare communications technology company to develop technology and products to address the growing communication and information problems within the healthcare community. Assuming the shareholders of the Company approve the transaction: (i) CyBear will be merged into 1997 Corp., (ii) each share of Common Stock of 1997 Corp. will be split into approximately six shares of Common Stock, (iii) the name of the corporation will be changed to CyBear, Inc. (iv) the shares of authorized Common Stock will be increased to 25 million, (v) Andrx Corporation will be the controlling shareholder of the Company, and (vi) CyBear's employee stock option plan will be adopted.

     The Company had interest income of $2,636 for the nine months ended September 30, 1998 and total expenses for the period of $61,270. The expenses were incurred primarily in connection with the proposed merger with CyBear.

                                   1997 CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                     ASSETS


                                                                       Sept. 30, 1998       Dec. 31, 1997
                                                                       --------------       -------------
                                                                         (Unaudited)
Cash                                                                      $   1,028           $   1,064
Shareholders Escrowed Funds (See Note 4)                                  $ 153,998           $ 151,362
                                                                          ---------           ---------

         TOTAL ASSETS                                                     $ 155,026           $ 152,426
                                                                          =========           =========




                 LIABILITIES AND REDEEMABLE STOCKHOLDERS' EQUITY


Accounts Payable                                                          $  58,641           $     407
Notes Payable to Directors (See Note 3)                                   $   3,000                  --
                                                                          ---------           ---------
         TOTAL LIABILITIES                                                $  61,641           $     407

REDEEMABLE STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 2,000,000 shares;
         none issued or outstanding                                       $      --           $      --
Common stock, $.001 par value, authorized 10,000,000 shares;
         issued and outstanding 45,000 shares                             $      45           $      45
Paid in capital                                                           $ 210,005           $ 210,005
Accumulated Deficit                                                       $(116,665)          $ (58,031)
                                                                          ---------           ---------

         TOTAL REDEEMABLE STOCKHOLDERS' EQUITY                            $  93,385           $ 152,019
                                                                          ---------           ---------

TOTAL LIABILITIES AND REDEEMABLE
STOCKHOLDERS' EQUITY                                                      $ 155,026           $ 152,426
                                                                          =========           =========


    The accompanying notes are an integral part of the financial statements.

                                   1997 CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                                                                                                    For the period
                                                         Cumulative from                                                 from
                                                          March 17, 1997      Three Months       Nine Months        March 17, 1997
                                                          (inception) to          Ended             Ended           (inception) to
                                                           Sept. 30,1998      Sept. 30, 1998    Sept. 30, 1998       Dec. 31, 1997
                                                           -------------      --------------    --------------       -------------
                                                            (Unaudited)        (Unaudited)        (Unaudited)
Interest income                                              $   3,998          $   1,310          $   2,636          $   1,362
                                                             ---------          ---------          ---------          ---------

Expenses:
   General and administrative expenses                       $ 120,663          $  49,874          $  61,270          $  59,393
                                                             ---------          ---------          ---------          ---------

Total expenses                                               $ 120,663          $  49,874          $  61,270          $  59,393
                                                             ---------          ---------          ---------          ---------


Net loss                                                     $(116,665)         $ (48,564)         $ (58,634)         $ (58,031)
                                                             =========          =========          =========          =========

Basic and diluted loss per share                             $   (3.20)         $   (1.08)         $   (1.30)         $   (2.05)
                                                             =========          =========          =========          =========

Basic and diluted weighted average shares                       36,415             45,000             45,000             28,333





The accompanying notes are an integral part of the financial statements.

                                   1997 CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS


                                                          Cumulative from                                    For the Period from
                                                           March 17, 1997          For the Nine Months         March 17, 1997
                                                           (inception) to                ended                 (inception) to
                                                           Sept. 30, 1998            Sept. 30, 1998             Dec. 31, 1997
                                                           --------------            --------------             -------------
                                                            (unaudited)               (unaudited)
Cash flows from operating activities:
   Net loss                                                  $(116,665)                 $ (58,634)                $ (58,031)
   Stock-based compensation expense                             55,000                         --                    55,000
   Changes in assets and liabilities:
   Increase in Accounts Payable for period                      58,641                  $  58,234                       407
                                                             ---------                  ---------                 ---------

Net cash used in operating activities                        $  (3,024)                 $    (400)                $  (2,624)

Cash flows from investing activities:
   Increase to shareholders escrowed funds                   $(153,998)                 $  (2,636)                $(151,362)
                                                             ---------                  ---------                 ---------
Net cash used in investing activities                        $(153,998)                 $  (2,636)                $(151,362)

Cash flows from financing activities
   Notes Payable to Directors                                $   3,000                  $   3,000                        --
   Proceeds from issuance of common stock                    $ 170,000                         --                 $ 170,000
   Payments of stock issuance costs                          $ (14,950)                 $      --                 $ (14,950)
                                                             ---------                  ---------                 ---------
Net cash provided by financing activities                    $ 158,050                  $   3,000                 $ 155,050

Increase (Decrease) in cash and cash equivalents             $   1,028                  $     (36)                $   1,064
during the period

Cash and cash equivalents, beginning of period                      --                      1,064                        --
                                                             ---------                  ---------                 ---------

Cash and cash equivalents, end of period                     $   1,028                  $   1,028                 $   1,064
                                                             =========                  =========                 =========



The accompanying notes are an integral part of the financial statements.

                                   1997 CORP.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998
                                   (Unaudited)


1.   FORMATION OF COMPANY

     1997 Corp. (a development stage company) (the "Company"), was incorporated in the state of Delaware on March 17, 1997. It intends to serve as a vehicle to effect a business combination with a target business which the Company believes will have significant growth potential. The Company intends to utilize the net proceeds of this offering, equity securities, debt securities, bank and other borrowing or a combination thereof in effecting a business combination. (See Note 5)

2.   UNAUDITED FINANCIAL STATEMENTS

     The interim financial statements as of September 30, 1998, for the three and nine months ended September 30, 1998, for the period from March 17, 1997 (inception) to September 30, 1998 and all related footnote information are unaudited. In the opinion of management, such unaudited financial statements have been prepared by 1997 Corp. pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations and cash flows for the three and nine months ended September 30, 1998, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1998.

3.   NOTES PAYABLE TO DIRECTORS

     Each of the Company 's two directors made a $1,500 loan to the Company in June 1998, bearing 7% interest and payable on demand, to provide capital to the Company to pay certain expenses.

4.   SHAREHOLDERS ESCROWED FUNDS

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

5.   SUBSEQUENT EVENT

     On July 15, 1998, 1997 Corp., entered into a Merger Agreement with CyBear, Inc., a Florida corporation, and has filed a Post-Effective Amendment, to its Registration Statement with the Securities and Exchange Commission (the "SEC"). The SEC declared the Post-Effective Amendment effective on October 21, 1998 and the Company has called a shareholders meeting for November 19, 1998 to vote on the merger with CyBear. CyBear was organized by Andrx Corporation, a Florida corporation, as a healthcare communications technology company to develop technology and products to address the growing communication and information problems within the healthcare community. Assuming the shareholders of the Company approve the transaction: (i) CyBear will be merged into 1997 Corp., (ii) each share of Common Stock of 1997 Corp. will be split into approximately six shares of Common Stock, (iii) the name of the corporation will be changed to CyBear, Inc. (iv) the shares of authorized Common Stock will be increased to 25 million, (v) Andrx Corporation will be the controlling shareholder of the Company and (v) CyBear's employee stock option plan will be adopted.

                           PART II - OTHER INFORMATION

                                   1997 CORP.

                               SEPTEMBER 30, 1998



None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:



                                                  1997 Corp.
                                                  Registrant

                                                  /s/ Richard L. Campbell
                                                  ----------------------------
Date: November 12, 1998                           By: Richard L. Campbell
                                                  Acting Chief Financial Officer