Form 10-K405
period 1998-12-31
CYBEAR INC
filed 1999-03-31
CIK 1036824

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________ to ________

                          Commission File No. 333-24671

                                  CYBEAR, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                           13-3936988
--------------------------------        --------------------------
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)            Identification No.)

5000 Blue Lake Drive, Suite 200
       Boca Raton, Florida                        33431
--------------------------------        --------------------------
      (Address of principal                    (Zip Code)
       executive offices)

                                 (561) 999-3500
                                 --------------
              (Registrant's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

       Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark disclosure of delinquent filers in response to Item 405 of Regulation S-K (ss. 229.405) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of shares outstanding of the Registrant's Common Stock is 13,269,400 (as of March 26, 1999).

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $315,148,250 (as of March 26, 1999).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

As used in this Report, the terms "we," "us," "our," the "Company" and "Cybear" mean Cybear, Inc. and its subsidiaries (unless the context indicates a different meaning).

                           FORWARD-LOOKING STATEMENTS

Some of the information in this Report contains forward-looking statements within the meaning of the federal securities laws. These statements include, among others, product development plans, strategies, expectations regarding competition and market acceptance of our products and the Internet as a secure and reliable communications and commerce medium, and possible effects of pending and future government regulation. Forward-looking statements typically are identified by use of terms like "may," "will," "expect," "anticipate," "estimate" and similar words, although some forward-looking statements are expressed differently. You should be aware that Cybear's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our limited operating history and substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in product development, ability to gain market acceptance and market share, ability to manage growth, reliance on short-term non-exclusive contracts, Internet security risks and uncertainty relating to the evolution of the Internet as a medium for commerce, dependence on third party content providers, dependence on our key personnel, ability to protect our intellectual property, Year 2000 problems and the impact of future government regulation on our business. You should also consider carefully the risks described in this Report or detailed from time to time in our filings with the Securities and Exchange Commission (the "Commission").

toni

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

Cybear is an information technology company using the Internet and Internet-based browser technologies to develop applications designed to improve communications and increase efficiencies for healthcare providers. Cybear has focused its efforts on developing its Solutions product line, an Internet Service Provider ("ISP") system that provides information and Internet-based productivity applications to the participants in the healthcare industry. In March 1999, Cybear introduced its first Solutions product, SolutionsMD, which is designed to address the communications and operational needs of physicians. Cybear's other Solutions products, derived from SolutionsMD, will provide Internet-based productivity software applications and communication networks for other participants in the healthcare industry.

SolutionsMD is a subscription-based Internet portal site that provides a combination of healthcare content, practice management tools, the entry point to a comprehensive communications network and ongoing access to further Solutions products and services. We intend to market our first product, SolutionsMD to physicians and physician organizations throughout the United States.

Over the next year, we intend to supplement our core SolutionsMD product by introducing SolutionsNet, SolutionsRx and SolutionsHosp. These complementary products will contain applications, content and connectivity features that the more specialized users of these products will find useful. Our ability to create private communications networks is an important improvement over the paper and fax communications typically used by physicians and their staffs and other healthcare providers. We believe that our Solutions products will provide the structured communications and information necessary to improve the efficiency and quality of patient care, meeting the information demands of managed care and other reimbursement systems.

In addition to our subscribers, we believe advertisers will be attracted to our site because of our ability to target physicians by specialty, interact with them electronically and allow them to order pharmaceutical samples and other goods over a secure network.

OUR RECENT MERGER

We were incorporated in Delaware on February 5, 1997 and are in the development stage. On November 20, 1998, Cybear, Inc., a then 98% owned subsidiary of Andrx Corporation ("Andrx"), merged with a wholly-owned subsidiary of 1997 Corp. Andrx is a company that formulates and commercializes controlled-release pharmaceuticals using proprietary drug delivery technologies. 1997 Corp. was a "blank check" company seeking a business combination with an operating entity. Upon completion of the merger, Cybear, Inc. became a wholly-owned subsidiary of 1997 Corp. and 1997 Corp. changed its name to Cybear, Inc. As of December 31, 1998, Cybear, Inc. was 95% owned by Andrx Corporation. The merger was intended to be a tax-free reorganization for federal income tax purposes and was treated as a recapitalization of Cybear, Inc. for accounting and financial reporting purposes.

CORPORATE INFORMATION

Our executive offices are located at 5000 Blue Lake Drive, Suite 200, Boca Raton, Florida 33431. Our telephone number is (561) 999-3500 and our web site address is www.cybear.com. Information contained on our web site is not part of this Report.

HEALTHCARE COMMUNICATIONS AND INFORMATION TECHNOLOGY ISSUES

Participants in the healthcare industry are highly dependent upon information. Information is generated by multiple sources, must be acted on at various times by a variety of participants and forms the basis of quality care and adequate reimbursement for services. With both the continued penetration of managed care and reductions in government reimbursement, the need for accurate, rapid and interactive information continues to increase. At the same time, the acceptance of capitated, risk-based contracts by healthcare providers has created increased demands for real-time accurate clinical and administrative information among network providers.

Despite these needs, healthcare organizations have been allocating as little as 2% of their operating budgets for information technology ("IT"). This is significantly less than the level of IT expenditures by other U.S. industries, like manufacturing, insurance and banking, which have been allocating 4%, 7% and 10%, respectively, of their operating budgets to IT.

Many healthcare providers have not adopted sufficient communication and information technology functions necessary to efficiently maintain quality care and improved reimbursement. As a result, wasted efforts, redundant tests and procedures and administrative inefficiencies are a daily part of medical practice. It is not unusual for patients and providers to experience delays in obtaining authorizations, to access specialists or to have diagnostic or therapeutic procedures performed. For example, physicians find it increasingly difficult to monitor the thousands of different medications covered by insurers, so pharmacists often times interrupt patient care with requests to change or substitute medications. It is common practice for physicians and their office staff to telephonically verify a patient's eligibility and other items necessary to render care. This complex communication currently depends on the inefficiencies inherent in mail, telephone and fax communications. These methods are inefficient and contribute to the difficulties physicians and networks are experiencing with clinical and expense management.

The desired linkage of existing computer systems used by participants in the healthcare industry has been hindered by a variety of factors, including the sheer number of industry participants, the complexity of healthcare transactions, the high cost of technology, limitations of existing information systems, the incompatibility of the many existing operating platforms and the continuing prevalence of computer systems that are not Y2K compliant.

We believe that the Internet is a transformational communications technology that will be best suited to handle complex communications between healthcare providers and payors. The Internet's open architecture, universal accessibility and acceptance makes it a powerful communications medium overcoming many of the limitations of legacy healthcare IT systems. Additionally, the Internet has gained wide acceptance in the healthcare community initially as an information access and gathering tool, with approximately 75% of U.S. physicians accessing the Internet regularly for that purpose only. Consequently, the deployment of various applications, content and tools will more readily be accepted by physicians and their office staffs.

THE CYBEAR SOLUTION

We developed SolutionsMD to meet healthcare providers' need to improve the accuracy and efficiency of communications with other providers, third party payors and provider networks. In order to meet the demands of managed care, a system needs to quickly collect and deliver patient information at the point of care, track physician activities and patterns, identify trends and issues that affect the critical components of managed care such as quality, cost, outcomes, variability and patient satisfaction and facilitate prospective utilization review. We also believe that there will be a strong demand for real-time clinical and practice management solutions that are easy to use, secure and cost effective.

Our Solutions integrated set of Internet-based products and services are designed to improve the efficiency of day-to-day administrative and communication tasks of the various participants in the healthcare industry, including physicians, hospitals, networks and payors that must interact to successfully manage patient care. These products will include applications, information and data transfer capabilities designed by us to meet their particular needs and through our dedicated ISP, will allow for the creation of secure intranets for members of these networks to communicate and share private information. Our Internet-based technology platform allows for efficient installation, maintenance and customization using the subscriber's existing computer system.

CYBEAR'S COMPETITIVE ADVANTAGES

We believe our extensive healthcare experience combined with our own sales force, our Internet-based technology platform and our in-house software development capabilities provide us with a competitive advantage to be the leading Internet communications and applications provider for the healthcare community. Our main strengths are:

/bullet/ We Have Extensive Healthcare Experience - Our Chief Executive Officer is a physician with experience practicing medicine, managing provider networks and providing practice management services. Other members of our senior management and Board of Directors have extensive experience in healthcare practice management and pharmaceutical industries. Our development, marketing and support staff have in-depth knowledge of the operations and specific needs of physicians and other key participants in the healthcare industry. As a result, we believe we are able to develop and deliver products that are useful to our subscribers and we can build meaningful and lasting subscriber and advertiser relationships.

/bullet/ We Have Our Own Sales Force - We have an in-house sales and marketing staff that has long-standing ties to key segments of the healthcare industry, including physician practices, physician organizations and pharmaceutical companies. We believe that these relationships will allow us to rapidly expand our subscriber base.

/bullet/ We Have an Internet-Based Technology Platform - Unlike our competitors, we provide direct Internet access to our subscribers through our own ISP rather than having to depend on others for Internet access. Being an ISP allows us to provide a secure medium for transmission of sensitive patient and transactional information in an easy to use, low cost, fast and reliable manner. Our ISP platform also allows us to provide more value to our subscribers through web-hosting and the ability to develop private intranets, which we believe will result in subscribers being less likely to switch to a competitor's product or service.

/bullet/ We Have Extensive In-House Software Development Capabilities -We have an in-house software development team made up of over 20 programmers, allowing us to provide easy to use, low cost tools for day-to-day operational and management needs of medical practices and networks. This allows us to create flexible Java language-based applications to address the particular needs of different segments of the healthcare industry. Our in-house development capability together with our server-based applications technology will allow us to make continuous improvements to our products.

CYBEAR'S STRATEGY

Our strategy to become the leading Internet-based platform linking physicians with other healthcare providers, third party payors and participants in the healthcare industry is based upon several elements, including:

/bullet/ Rapidly Building a Physician Subscriber Base - We are marketing
         SolutionsMD to physicians, their staff and physician organizations that have ever-increasing and complex communications needs. In addition to individual physician subscribers, large physician organizations will either subscribe to encourage their members to subscribe to SolutionsMD. We expect administrative staff, particularly office managers, schedulers and billers will be regular users of many of the administrative tools of SolutionsMD.

/bullet/ Using Physician Subscriber Base to Obtain Additional Industry Users -
         By developing a physician-centered subscriber base, we believe that we will attract non-physician subscribers such as pharmacies, hospitals and Independent Practice Associations ("IPA's") who will use our future products to communicate and transact business with our SolutionsMD physician subscribers. To this end, we are actively pursuing strategic relationships with key healthcare, technology and content partners to enable us to offer higher quality products and solutions to other segments of the healthcare industry.

/bullet/ Using Connectivity to Retain Subscribers - We believe that our
         ISP-related ability to link physician organizations through private networks will improve communications and administrative efficiency, and that this in turn will limit the desire and ability of individual subscribers to discontinue subscribing to our products and services in favor of competitors.

/bullet/ Building Brand Recognition - We believe that establishing the
         SolutionsMD and our other Solutions brands and building brand recognition is critical to our ability to attract and retain new subscribers, advertisers and e-commerce co-marketers. We have allocated significant resources and commenced a marketing campaign to develop awareness of Cybear and SolutionsMD through advertising, product promotion and strategic relationships.

/bullet/ Capitalizing on Multiple Revenue Sources - We intend to generate revenues from multiple sources, including subscription fees, advertising revenues, e-commerce sales commissions and transaction fees. We believe that this revenue model will reduce dependence on any single revenue source and maximize our revenue generating potential.

PRODUCTS

         OUR TECHNOLOGY PLATFORM

Our Internet-based technology platform for our Solutions product line includes a dedicated ISP, which ensures secure and reliable Internet access to our subscribers, the use of Java language-based programming to design our user applications, and a fully-redundant Network Operations Center ("NOC") to provide scalability and reliability to our subscriber base.

         COMMON FEATURES OF SOLUTIONS PRODUCTS

Each of our Solutions products will share the following common features tailored to meet the needs of the targeted user:

             Component                                                   Features
----------------------------------------------------------------------------------------------------------------------
ISP-Based Communications System      /bullet/ Automatic configuration of the user's computer
                                     /bullet/ Dial-in from any location in the U.S. through a network of local numbers
                                     /bullet/ Customizable front-end image that may include the name and service mark of the user or the user's network
                                     /bullet/ On-demand customer support
                                     /bullet/ E-mail, private network capabilities and web hosting services
                                     /bullet/ Tiered multiple user groups for password secure Intranet communications with others in the relevant healthcare delivery system, with the ability to control access to information as desired
                                     /bullet/ User group menus comprising larger groups or organizations defined by a common interest or situation
----------------------------------------------------------------------------------------------------------------------
Content and Applications             /bullet/ A portal entry point notifying users of new information and product updates relevant to the particular user group
                                     /bullet/ A web site template, search engine/directory, and online newsletter publisher, each customizable to the needs of the user, and web site access and usage tracking
                                     /bullet/ Software applications tools to streamline day-to-day healthcare administrative and operational tasks
                                     /bullet/ Lifestyle information geared for the e-commerce needs of healthcare professionals
----------------------------------------------------------------------------------------------------------------------

         SOLUTIONSMD

SolutionsMD includes a broad range of practice management tools to assist physicians and their office staff, increase physician productivity and enhance potential reimbursement. SolutionsMD is designed to manage communications between physicians and the various other segments of the healthcare industry that interact with them. Cybear launched SolutionsMD in March 1999. The following highlights the SolutionsMD physician, practice and office tools:

         PHYSICIAN TOOLS

              Application                               Content                                Benefit
----------------------------------------------------------------------------------------------------------------------
Continuing Education                     /bullet/ Continuing Medical Education  Keeps physicians updated on their
                                         /bullet/ Medical Library               education, and allows patient,
                                         /bullet/ Conference calendar           disease and clinical research.
                                         /bullet/ Clinical Studies
----------------------------------------------------------------------------------------------------------------------
Prescription Management                  /bullet/ Managed Care                  Tracks the medications covered by
                                         /bullet/ Formularies                   different insurance carriers,
                                         /bullet/ FDA Approvals                 minimizes changes and substitutions
                                         /bullet/ Formulary Prescription        of patient medications.
                                                  Profiling
----------------------------------------------------------------------------------------------------------------------
Certification Assistance                 /bullet/ Credentialing Database        Updates physician's profile
                                         /bullet/ Utilization Benchmarking      regarding education, hospital
                                                                                privileges, licensure, etc. Allows
                                                                                comparison of patient management and
                                                                                treatment to standard clinical protocols
                                                                                and treatment regimes.
----------------------------------------------------------------------------------------------------------------------

         OFFICE TOOLS

              Application                               Content                                Benefit
----------------------------------------------------------------------------------------------------------------------
Supply Replacement                       /bullet/ Medical Supplies              Online ordering of medical,
                                                  Injectables Vaccines          pharmaceutical and office supplies
                                         /bullet/ Office Supplies               frees staff time and insures
                                                                                availability.
----------------------------------------------------------------------------------------------------------------------
Staff Services                           /bullet/ Human Resources               Helps track required human resource
                                         /bullet/ Policy and Procedures         documentation, contains staff
                                         /bullet/ Office Training               policies and procedures, online
                                         /bullet/ OSHA Compliance               training courses, and OSHA
                                         /bullet/ Disaster Protocols            compliance evaluation and protocols.
----------------------------------------------------------------------------------------------------------------------
Infrastructure Support                   /bullet/ Office Forms Database         Extensive repository of office forms
                                                                                for all needs, both business and
                                                                                clinical.
----------------------------------------------------------------------------------------------------------------------

         PRACTICE TOOLS

              Application                               Content                                Benefit
----------------------------------------------------------------------------------------------------------------------
Managed Care Applications                /bullet/ Contract Manager              Helps manage differing insurance
                                         /bullet/ Eligibility and               contracts, checks a patient's
                                                  Authorization                 insurance status, obtains referral
                                         /bullet/ Capitation Evaluation         authorization and evaluates managed
                                                                                care payments.
----------------------------------------------------------------------------------------------------------------------
Care Management                          /bullet/ Patient Satisfaction Survey   Patient services including
                                         /bullet/ Patient Education             satisfaction evaluation, educational
                                         /bullet/ Patient Support               handouts, online patient support
                                         /bullet/ Practice Benchmarks           links and evaluation of practice by
                                                                                comparing to standard norms.
----------------------------------------------------------------------------------------------------------------------
Coding Management                        /bullet/ Coding Newsletter             Updates and  trains staff on coding
                                         /bullet/ Medicare Training             changes, simplifies billing with
                                         /bullet/ ICD 9 Online                  online procedure and disease
                                         /bullet/ CPT 4 Online                  listings, and compares practice
                                         /bullet/ HCFA Norms                    coding to HFCA audit criteria.
----------------------------------------------------------------------------------------------------------------------
Practice Compliance                      /bullet/ Compliance Newsletter         Keeps practice abreast of compliance
                                         /bullet/ Legislative Update            issues and legislative initiatives,
                                         /bullet/ Legal Resources               alerts regarding fraud and abuse
                                         /bullet/ Fraud and Abuse Alerts        issues and evaluates health care
                                                                                attorney qualifications.
----------------------------------------------------------------------------------------------------------------------


     FUTURE SOLUTIONS PRODUCTS

Cybear is developing additional Internet-based products and services targeted to the needs of other healthcare providers such as physician organizations, pharmacies and hospitals. Like physicians, all of these providers interact and must communicate with patients and others in their field as well as with other segments of the healthcare community. These products are based on our Internet-based technology platform, and will add tools specially designed to meet the needs of the expected users. Cybear anticipates that these future products will attract new subscribers that will benefit from the connectivity features to communicate among themselves and with physicians. Among the Solutions products currently in development are:

/bullet/ SOLUTIONSNET is designed for physician networks and healthcare business organizations at the management and operational level. The target market for this product includes physician organizations with the need to improve communications with and among their members and improve their ability to manage risk. SolutionsNet will contain all of the features and services of SolutionsMD and will serve as the SolutionsMD management interface to allow an organization to manage their SolutionsMD Intranet. In addition,

         SolutionsNet will contain numerous additional web-based applications designed specifically for the healthcare business organization including:

         /bullet/ Online real-time eligibility and authorization transaction capability for varying plan sizes.
         /bullet/ Quality assurance tracking of patient satisfaction and customer service through all levels of the organization. /bullet/ Benchmarking statistical information to compare the
                  SolutionsNet user's performance to goals and standards. /bullet/ Prescription management tools that give the organization the ability to effectively manage and analyze prescription utilization.
         /bullet/ Online consulting services for support and guidance through a network of partners.

/bullet/ SOLUTIONSRX is targeted to the approximately 21,000 independent pharmacists, a segment of the healthcare community that is experiencing increasing market pressure due to consolidation and the growth of national pharmacy chains. SolutionsRx will have applications that can be used by independent pharmacies to better compete with chains, and Cybear believes that these applications will be useful to the pharmacy chain market as well. In addition to standard portal products, SolutionsRx will offer unique programs developed by Cybear, including:

         /bullet/ Drug dosing and compounding calculations and drug imaging identification to ensure proper delivery of the accurate amount of medication based on a patient's demographics.
         /bullet/ Online prescription refilling and renewal.
         /bullet/ E-commerce through the pharmacist's web page.
         /bullet/ Access to numerous journals, regulatory information, formulary listings and clinical study summaries.

/bullet/ SOLUTIONSHOSP is targeted to hospital systems and hospital-physician networks. SolutionsHosp will complement and enhance the functionality of existing hospital-based information systems, and will serve as the interface to SolutionsMD subscribers. SolutionsHosp will contain all of the tools and resources as SolutionsMD as well as several specific applications designed for this market including:

         /bullet/ Delivery of discharge orders and updates to admitting physicians. Physicians will be able to complete admission paperwork via the secure Intranet.
         /bullet/ Access to transcription services to easily complete and access chart notes.
         /bullet/ A sophisticated indexing and search system to quickly locate chart content and create summaries and reports for hospital staff and management.
         /bullet/ Two-way secure connectivity among hospital lab and imaging departments and the medical staff.

These products will be packaged in a similar product configuration to SolutionsMD and utilize a similar marketing strategy. Cybear expects to release the initial versions of these three products over the next year.

     OTHER PRODUCTS UNDER DEVELOPMENT

Cybear is developing a consumer-oriented healthcare web site that will be marketed to other web sites and ISPs to become the healthcare channel for these providers. This site will be content-neutral and will use some of the content developed for SolutionsMD.

Additionally, in parallel with SolutionsMD, Cybear will continue to develop and test additional management applications including its electronic prescription management product designed for use in physician office-based practices.

STRATEGIC RELATIONSHIPS

An essential element of Cybear's growth strategy is the development and use of various strategic partnering relationships that will serve to more rapidly increase the subscriber base, provide high-quality content and ensure that Cybear's Internet-based technology platform will remain state-of-the art. In focusing Cybear's strategic relationships on distribution, content and technology, Cybear ensures its subscriber base a continuing flow of useful Internet-based product.

The following is a brief description of our key strategic relationships:

DISTRIBUTION PARTNERS

INTERNATIONAL ONCOLOGY NETWORK. A physician practice management organization serving 1,000 oncologists. Cybear is its preferred ISP and Internet business applications provider.

THE IPA ASSOCIATION OF AMERICA ("T.I.P.A.A.A."). The preeminent organizing body for independent practice associations in the United States that represents over 200,000 physicians across the country. In 1998, Cybear entered into a three-year strategic alliance with T.I.P.A.A.A. to become its preferred ISP and Internet business applications provider. T.I.P.A.A.A. has actively endorsed Cybear's Solutions product line and will help to market Cybear's products to T.I.P.A.A.A.'s membership.

OMNA PRACTICE MANAGEMENT. A multi-specialty physician practice management organization. Cybear is its preferred ISP and Internet business applications provider.

PHYMATRIX CORPORATION. A publicly-traded physician practice management company serving over 12,000 physicians. Cybear is its preferred ISP and Internet business applications provider.

CONTENT PARTNERS

DATA ADVANTAGE CORP. A provider of hospital statistic databases and rating mechanisms useful for benchmarking comparisons.

ENVOY CORPORATION. A provider of online transaction processing applications. Envoy's transaction network provides online eligibility verification for numerous managed care organizations.

INFOSPACE, INC. A nonmedical Internet content provider specializing in general information such as telephone and address directories, government, weather and lifestyle information content.

MEDIMEDIA USA, INC. Creator of the Infoscan database of drug formularies categorized by managed care organizations.

MEDPAPER, INC.. A provider of organizational communications software that provides a template for creation of broadcast "newsletter" information via the Internet.

MOORE MEDICAL SUPPLY. A medical supply provider with online supply ordering facilities.

REUTERS HEALTH INFORMATION, INC. A leading provider of custom news feeds focusing on healthcare, business and entertainment as well as Moneynet portfolio content.

VISTAR TECHNOLOGIES, INC. A provider of online physician credentialing forms generation and printing services.

TECHNOLOGY PARTNERS

ANDOVER GROUP. A technology standards organization sponsored by Hewlett Packard that works with Microsoft Health Users Group ("MSHUG") in developing medical transmission standards.

GTE. A leading telecommunications infrastructure provider. Cybear is a partner in GTE's beta program of ADSL networks in the Tampa market as well as a GTE dial-up partner.

MICROSOFT HEALTH USERS GROUP. The technology standards organization that jointly developed the current standards by which medical data is transmitted. Cybear is a committee member of MSHUG, which allows Cybear to provide input on the development of future medical data transmission standards.

SUN MICROSYSTEMS. The leading developer of 100% Java language-based software applications. Cybear is a member of the Sun Development Group and has collaborated with Sun Microsystems in the development of Java software tools.

We are actively pursuing strategic relationships with other key distribution, content and technology leaders that we believes will further our growth strategies and competitive advantages. Certain of our existing relationships, as well as others that may be established in the future, involve or may involve the sale or issuance of our common stock to our partners. For example, our three-year strategic alliance with T.I.P.A.A.A. entered into in 1998 provides that, in exchange for Cybear's preferred vendor status, Cybear agrees to make three $100,000 annual payments to T.I.P.A.A.A. and to grant T.I.P.A.A.A. an option to purchase 100,000 shares of its common stock. The first 30,000 of such options have an exercise price of $3.00 per share, have a seven-year term and vest at the rate of one share for every two T.I.P.A.A.A. physicians that become and remain a Cybear user for a minimum of three months. In the event that such 30,000 options are not vested by the expiration date of the agreement, the options shall vest in 2003. After the first 30,000 options have vested, the remaining 70,000 options will vest at the rate of one share for every two T.I.P.A.A.A. physicians that become and remain a Cybear subscriber for a minimum of three months during the term of this agreement. These 70,000 options will have an exercise price equal to the market price of Cybear's common stock on the date these options vest and will have a five-year term from the date of grant.

MARKETING AND SALES

     GENERAL

We market our products and services primarily through two mechanisms: our in-house sales force and our strategic distribution partnerships. We have hired an in-house sales force of individuals with healthcare backgrounds and relationships oriented to building the physician subscriber base. The sales force activity will be complemented by senior management in approaching other segments of the healthcare community, including the pharmaceutical, medical device and supplies and ancillary service providers. We believe both through direct sales and through distribution partnerships, we will have more rapid product penetration and revenue generation. We plan to continue recruiting additional sales and marketing staff.

To complement our sales strategy, we have a multifaceted marketing approach that includes advertising, direct mailing, telemarketing, trade show visibility and direct selling activity. Our marketing efforts take a business partnership approach, with a focus on developing three main revenue bases: subscribers, advertisers and e-commerce co-marketing/revenue-sharing relationships.

In addition to our two-pronged sales efforts and our multifaceted marketing approach, we believe that the generation of revenue in the following three major areas underscores the importance of diversified revenue streams in our financial model:

     SUBSCRIBER MARKETING

Our subscriber marketing strategy is to identify and attract selected targets with large physician affiliations within the managed care arena to permit the maximum product penetration with a minimum investment of resources. Primary targets include physician organizations with a high probability of conversion and a high probability of successful distribution to and utilization by the physician. Our senior management is actively involved in marketing discussions with these larger entities, and our established relationships represent successful implementations of this strategy.

Cybear also has deployed its marketing staff to build its individual and small group physician subscriber base, offering promotional trial subscriptions, with the intention that trial subscribers will become continuing subscribers after they have had the opportunity to use our SolutionsMD and experience its practice enhancing capabilities. We plan to employ this technique in marketing our other Solutions products.

     SITE ADVERTISING

The 650,000 physicians in the United States who are SolutionsMD's targeted customers make more than 80% of the decisions regarding the $1.0 trillion domestic annual healthcare expenditures. With almost $1.5 million in decision making power per physician, this is a highly sought after audience.

As has been demonstrated in other market areas, the Internet has a unique ability to deliver effective, targeted, and interactive messaging and communication to its target. That focus, combined with the tremendous purchasing power of a physician user base, makes SolutionsMD a valuable advertising and product promotion medium to potential advertisers such as pharmaceutical companies. Cybear will provide very targeted advertising alternatives for various areas of business seeking to increase their healthcare market share, from large pharmaceutical companies seeking to present specific products to the particular healthcare specialists that would likely prescribe and administer such products, to consumer goods distributors seeking marketing to local healthcare practitioners.

Cybear's strategy to attract advertisers is to build its base of subscribers from the healthcare community to include not only individual practitioners but also large organizations of practitioners of particular specialties, so that businesses seeking to advertise on SolutionsMD will be able to access their desired targeted audience. Our SolutionsNet and SolutionsHosp products will include a portal page that is co-branded by Cybear and the network sponsor. Advertisers will also participate in special partnership and/or sponsorship opportunities and will have a presence on SolutionsMD beyond a typical targeted banner advertisement. Special services and promotional programs will be available to partners and sponsors that will greatly increase their visibility to SolutionsMD users. Advertisers also have the flexibility to purchase general or targeted advertisements.

     E-COMMERCE CO-MARKETING

Cybear's marketing efforts are also directed to establishing co-marketing relationships with other e-commerce businesses, whereby the Solutions product line serves as a medium for these other e-commerce ventures to sell their goods or services to Cybear's subscribers with Cybear sharing in the revenues of such sales. Our alliances with Office Max and Moore Medical Supply are two examples of this potential revenue generating, product enhancing marketing avenue.

CUSTOMER SERVICE AND SUPPORT

Cybear believes that effective customer service is essential to attracting and retaining subscribers and is acutely sensitive to the demands for person-to-person responsiveness of the healthcare community. Cybear provides ongoing telephone support in both technical computer hardware and healthcare applications matters. This support will be provided through its customer service and sales support centers which are accessible by a toll-free call and are available from 8:00 a.m. to 8:00 p.m. eastern standard time Monday through Friday with after hours support available via pager. Cybear's customer service center screens all requests for telephone support and directs the call to the appropriate customer service personnel. Personnel are trained to both resolve technical problems and to answer inquiries on product usage. Cybear also has trained customer satisfaction associates to ensure proper use and customer satisfaction.

NETWORK OPERATIONS CENTER

Our NOC located in Boca Raton, Florida, is a state-of-the-art network control and hosting facility which manages, maintains and supports the SolutionsMD network and its users. The NOC includes all the hardware, software, and personnel necessary to support the ISP, our product lines and corporate data processing needs. The NOC includes a Network Consulting Group and other personnel to assist with customer support and troubleshooting.

COMPETITION

Cybear's competitors include online services or web sites targeted to healthcare, general purpose ISPs, publishers and distributors of offline media, healthcare information companies and large data processing and information companies. Many of these competitors have substantial installed customer bases in the healthcare industry and the ability to fund significant product development and acquisition efforts. Cybear believes that the principal competitive factors in its market include knowledge of user needs and client service, system quality and product features, price and the effectiveness of marketing and sales efforts. There can be no assurance that Cybear will be competitive with respect to any individual factor or combination thereof.

To be competitive, Cybear must incorporate leading technologies, enhance its existing services and content, develop new technologies that address the increasingly sophisticated and varied needs of healthcare professionals and healthcare consumers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. There can be no assurance that Cybear will be successful in using new technologies effectively or adapting SolutionsMD and other products to user requirements or emerging industry standards. Any pricing pressures, reduced margins or loss of market share resulting from Cybear's failure to compete effectively would materially adversely affect Cybear's business, financial condition and operating results.

Many of Cybear's current and potential competitors have greater resources to devote to the development, promotion and sale of their services; longer operating histories; greater financial, technical and marketing resources; greater name recognition; and larger subscriber bases than Cybear and, therefore, may have a greater ability to attract subscribers and advertisers. Many of these competitors may be able to respond more quickly than Cybear to new or emerging technologies in the Internet and the personal communications market and changes in Internet user requirements and to devote greater resources than Cybear to the development, promotion and sale of their services. In addition, Cybear does not have contractual rights to prevent its strategic partners from entering into competing businesses or directly competing with it.

GOVERNMENT REGULATION AND HEALTHCARE REFORM

The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of healthcare organizations. Cybear's products are designed to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. During the past several years, the healthcare industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates.

Proposals to reform the U.S. healthcare system have been and will continue to be considered by the U.S. Congress. These programs may contain proposals to increase governmental involvement in healthcare and otherwise change the operating environment for Cybear's potential customers. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for Cybear's products. On the other hand, changes in the regulatory environment have in the past increased and may continue to increase the needs of healthcare organizations for cost-effective information management and thereby enhance the marketability of Cybear's products and services. Cybear cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on Cybear's results of operations, financial condition and business.

Cybear's products and services are not directly subject to governmental regulations, although the proposed user base is subject to extensive and frequently changing federal and state laws and regulations. However, with regard to healthcare issues on the Internet, the recently enacted Health Insurance Portability and Accountability Act of 1996, mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2000. It will be necessary for Cybear's platform and for the applications that it provides to be in compliance with the proposed regulations. Congress is also likely to consider legislation that would establish uniform, comprehensive federal rules about an individual's right to access his own or someone else's medical information. This legislation would likely define what is to be considered "protected health information" and outline steps to ensure the confidentiality of this information. The proposed Health Information Modernization and Security Act would provide for establishing standards and requirements for the electronic transmission of health information.

There are currently few laws or regulations that specifically regulate communications or commerce on the Internet. However, laws and regulations may be adopted in the future that address issues such as online content, user privacy, pricing and characteristics and quality of products and services. For example, although it was held unconstitutional, the Communications Decency Act of 1996 prohibited the transmission over the Internet of certain types of information and content. In addition, several telecommunications carriers are seeking to have telecommunications over the Internet regulated by the FCC in the same manner as other telecommunications services. Because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure in many areas, local exchange carriers have petitioned the FCC to regulate ISPs in a manner similar to long distance telephone carriers and to impose access fees on the ISPs.

Internet user privacy has become an issue in the United States. Current United States privacy law consists of a few disparate statutes directed at specific industries that collect personal data, none of which specifically covers the collection of personal information online. Cybear cannot guarantee that the United States will not adopt legislation purporting to protect such privacy. Any such legislation could affect the way in which Cybear is allowed to conduct its business, especially those aspects that involve the collection or use of personal information, and could have a material adverse effect on Cybear's business, financial condition and operating results. Moreover, it may take years to determine the extent to which existing laws governing issues such as property ownership, libel, negligence and personal privacy are applicable to the Internet.

With regard to copyright infringement liability, Congress recently enacted the Online Copyright Infringement Liability Limitation Act as part of the Digital Millennium Copyright Act which limits the copyright liability of ISPs for certain transmissions through their systems. Through this law, an ISP can avoid liability for copyright infringement with respect to the ISP's transmitting, routing, linking, and storing materials through its service if the materials are transmitted or stored by or at the direction of a person other than the ISP through an automatic process without selection of the materials by the ISP, the ISP does not select the recipients of the materials except as an automatic response to the request of another person, the materials are not accessible by unanticipated recipients, and the materials are transmitted without modification of content.

The ISP must not have actual knowledge or information making it apparent that materials on its system infringe, and must have procedures in place to deal with allegations of infringement, including a designated person to receive notifications of claimed infringement, a commitment to remove allegedly infringing material from the service upon receipt of credible notifications and notification of the subscriber whose material is removed from the service.

While this law provides some protection, it will not apply in all aspects where Cybear could face liability for copyright infringement as a result of materials available on its ISP because Cybear may create or modify certain of these materials, and therefore be outside of the safe harbor provided by this law.

The tax treatment of the Internet and e-commerce is currently unsettled. A number of proposals have been made at the federal, state and local level and by certain foreign governments that could impose taxes on the sale of goods and services and certain other Internet activities. A recently-passed law places a temporary moratorium on certain types of taxation on Internet commerce. Cybear cannot predict the effect of current attempts at taxing or regulating commerce over the Internet. Any legislation that substantially impairs the growth of e-commerce could have a material adverse effect on Cybear's business, financial condition and operating results.

INTELLECTUAL PROPERTY

Cybear considers its methodologies, computer software and knowledge bases to be proprietary. Cybear owns all of its applications. Cybear seeks to protect its proprietary information through nondisclosure agreements with its employees. Cybear's policy is to have employees enter into nondisclosure agreements containing provisions prohibiting the disclosure of confidential information to anyone outside Cybear, requiring disclosure to Cybear of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to Cybear of proprietary rights to such matters that are related to Cybear's business.

Cybear also relies on a combination of trade secrets, copyright and trademark laws, contractual provisions and technical measures to protect its rights in various methodologies, systems and products and knowledge bases. Cybear believes that because of the rapid pace of technological change in the EDI industry, trade secret and copyright protection are less significant than factors such as the knowledge, ability, experience and integrity of Cybear's employees, frequent product enhancements and the timeliness and quality of support services.

Cybear has filed one patent application and several copyright applications relating to its software technology and has obtained trademark protection for the name Cybear. There can be no assurance that these or other applications will result in issued patents or copyrights. Any infringement or misappropriation of Cybear's intellectual property rights would disadvantage Cybear in its efforts to retain and attract new customers in a highly competitive market and could cause Cybear to lose revenues or incur substantial litigation expense.

Although Cybear believes that its products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against Cybear in the future. If asserted, such a claim could cause Cybear to lose revenues or incur substantial litigation expense.

EMPLOYEES

As of March 15, 1999, Cybear had 65 full-time employees. None of such employees is a member of a labor union and Cybear considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

Cybear currently leases 21,648 square feet of space in Boca Raton, Florida housing its corporate headquarters and network systems. This facility is located in a high-technology office park and includes a state-of-the-art power and communications infrastructure that will be adequate for Cybear's needs for the foreseeable future. The lease provides for annual rent of $270,600, excluding taxes, insurance, utilities and common area maintenance charges, and has a five-year term beginning on January 1, 1999, with one five-year renewal option at market rates. Cybear currently leases approximately 5,725 square feet of space in Tampa, Florida, for its software development staff, pursuant to two leases expiring in November 1999, each with a one-year renewal option, at a current total annual rent of approximately $95,000. Cybear also subleases approximately 4,000 square feet of office space in Ridgefield Park, New Jersey housing its business development and marketing activities. This lease is for a term of five years beginning November 1998, and the rent under this lease is $10,000 per month plus $417 per month for electrical service. Cybear has adequate insurance for these premises.

ITEM 3.  LEGAL PROCEEDINGS

         On March 18, 1998, Andrx received a letter from counsel for Medix Resources, Inc. ("Medix") and its subsidiary, Cymedix Lynx Corporation ("Cymedix") alleging the theft and unlawful appropriation by Andrx, Cybear, and certain directors, officers and employees of Cybear and Andrx of certain computer medical software and internet medical communications technology allegedly owned by Cymedix. The letter demanded trebled damages totaling $396.6 million pursuant to the civil theft provisions of Florida law, including Florida's Racketeer Influenced and Corrupt Organization Act and certain other provisions of federal and state law. On March 23, 1998, Cybear and Andrx filed a complaint against Medix and Cymedix in Broward County, Florida for libel and slander arising from the improper public dissemination of the contents of the aforesaid demand letter. On June 2, 1998, Medix, on behalf of Cymedix, filed a complaint against Cybear, Andrx and certain of their directors, officers and employees in Hillsborough County, Florida making the same allegations as were reflected in the aforesaid demand letter. On December 22, 1998, the Medix complaint was provisionally dismissed and transferred to Broward County Florida by the Hillsborough County Court. In February 1999, this matter was settled, with all of the parties respectively releasing the others from any liability, through the payment to Medix of $125,000.

         From time to time, Cybear may be involved in litigation relating to claims arising out of its operations in the normal course of business. Cybear is not currently a party to any other legal proceeding or aware of any other claim, the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Cybear's business, operating results and financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In a special meeting of shareholders held on November 19, 1998, 1997 Corp. submitted the following matters to the record holders of its 45,000 then outstanding shares for approval: (1) the merger of Cybear Capital Corp., a wholly owned subsidiary of 1997 Corp. (the former name of the Company), with and into Cybear, Inc., a Florida corporation, (2) the subsequent amendment of the 1997 Corp.'s Certificate of Incorporation to increase the number of shares of the 1997 Corp.'s common stock from 10 million shares to 25 million shares and to change the Company's name from "1997 Corp." to "Cybear, Inc.," and (3) adoption of Cybear, Inc.'s Employee Stock Option Plan as the Company's stock option plan. All of these matters were approved by a majority of the 1997 Corp.'s shareholders present in person or by proxy and entitled to vote thereon. The following is a tabulation of votes cast in person at the meeting or by proxy solicitation:

                                FOR           AGAINST            ABSTAINED
                                ---           -------            ---------
Merger                         44,640           100                  50
Amendment of Certificate
 of Incorporation              44,640           100                  50
Adoption of Cybear, Inc.
 Stock Option Plan             39,640           100               5,050




                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock has been traded on the OTC Bulletin Board under the symbol "CYBR" since January 28, 1999. High and low bid prices for the common stock during the period from January 28, 1999 through March 26, 1999 ranged from $3.25 to $25.25 according to information obtained from the OTC Bulletin Board. On March 26, 1999, the last reported sales price was $23.75 per share. The quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Because only 269,400 shares are freely tradable, there has been a limited public market for our common stock and the prices may not reflect the true value of our common stock.

HOLDERS

At March 22, 1999, there were approximately 28 holders of record of Cybear's common stock. Cybear believes the number of beneficial owners of its common stock is approximately 325.

DIVIDENDS

Cybear has not paid dividends on its common stock and does not intend to pay dividends for the foreseeable future. Cybear intends to retain any earnings, to finance the development and expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

This section presents selected historical financial data of Cybear. You should read this selected financial data together with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report as well as Cybear's Consolidated Financial Statements and related notes contained in Item 8 of this Report. The selected data in this section is not intended to replace the Consolidated Financial Statements.

Cybear derived the statement of operations data and balanced sheet data from the audited consolidated financial statements contained in Item 8 of this Report. Those financial statements were audited by Arthur Andersen LLP, independent certified public accountants.

STATEMENT OF OPERATIONS DATA*:

                                                   FOR THE PERIOD FROM                            CUMULATIVE FROM
                                                    FEBRUARY 5, 1997                             FEBRUARY 5, 1997
                                                     (INCEPTION) TO       FOR THE YEAR ENDED      (INCEPTION) TO
                                                    DECEMBER 31, 1997     DECEMBER 31, 1998      DECEMBER 31, 1998
                                                    -----------------     -----------------      -----------------
Revenues                                              $    95,927            $        --            $    95,927
Software development expenses                         $   945,497            $ 1,621,422            $ 2,566,919
General and administrative expenses                   $   680,779            $ 2,264,252            $ 2,945,031
Loss from operations                                  $(1,530,349)           $(4,170,571)           $(5,700,920)
Net loss                                              $(1,558,569)           $(2,481,012)           $(4,039,581)
Basic and diluted net loss per share                  $    (0.12)            $     (0.19)           $     (0.31)
Basic and diluted weighted average shares
 of common stock outstanding                           12,768,303             13,030,999             12,906,266

BALANCE SHEET DATA:

                                                    DECEMBER 31, 1997     DECEMBER 31, 1998
                                                    -----------------     -----------------
Working capital deficit                               $(1,378,412)           $(3,235,200)
Total assets                                          $   395,456            $ 3,331,951
Total liabilities                                     $ 1,410,119            $ 3,799,568
Stockholders' deficit                                 $(1,014,663)           $(  467,617)

*Certain prior year amounts have been reclassified to conform with the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. CYBEAR'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THIS REPORT AND DETAILED FROM TIME TO TIME IN CYBEAR'S FILINGS WITH THE COMMISSION. THE FOLLOWING DISCUSSION ALSO SHOULD BE READ TOGETHER WITH CYBEAR'S CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES CONTAINED IN ITEM 8 OF THIS REPORT.

INTRODUCTION

Cybear, a Delaware corporation in the development stage, was incorporated on February 5, 1997. Cybear is an information technology company using the Internet and Internet-based browser technologies to develop applications designed to improve communications and increase efficiencies for healthcare providers. Cybear has focused its efforts on developing its Solutions product line, an Internet service provider system that provides information and Internet-based productivity applications to the healthcare community. In March 1999, Cybear introduced its first Solutions product, SolutionsMD, which addresses the communications and operational needs of physicians. Cybear's other Solutions products, derived from SolutionsMD, will provide Internet-based productivity software applications and communication networks for other constituents of the healthcare community. From February 5, 1997 (inception) through December 31, 1998, Cybear's principal activities have consisted of developing its products, establishing its administrative, selling and marketing, network operations and customer support infrastructure and providing software development services to Andrx.

RECENT MERGER. On November 20, 1998, Cybear, Inc., a Florida corporation, merged with 1997 Corp. pursuant to a Merger Agreement and Plan of Reorganization dated July 15, 1998. 1997 Corp. was a "blank check" company that had a registration statement on file with the Securities and Exchange Commission to seek a business combination with an operating entity. Upon consummation of the merger, Cybear, Inc. became a wholly-owned subsidiary of 1997 Corp. 1997 Corp. changed its name to Cybear, Inc. and remains the continuing registrant for SEC reporting purposes. The merger was intended to be a tax-free reorganization for federal income tax purposes and was treated as a recapitalization of Cybear, Inc. (the Florida corporation that merged into 1997 Corp.) for accounting and financial reporting purposes.

The result of the merger was that the holders of Cybear, Inc.'s (the Florida corporation) common stock own 13,000,000 shares of Cybear's common stock or approximately 98% of Cybear's common stock and the 1997 Corp.'s original shareholders own 269,400 shares of Cybear's common stock or approximately 2% of Cybear's common stock. See Note 1 of the Notes to the Consolidated Financial Statements.

RELATIONSHIP WITH ANDRX. As of December 31, 1998, Cybear was 95% owned by Andrx and has been funded primarily through Andrx. In September 1998, Andrx and Cybear entered into a Credit Agreement with respect to Andrx's funding obligations to Cybear. The Credit Agreement provides that Andrx will continue to fund Cybear's operations until Cybear is in a position to raise at least $4,000,000 on its own (whether through debt or equity) or 12 months from the consummation of the above-described merger, whichever occurs first, and that Andrx will make at least $3,000,000 available to Cybear on Cybear's demand. Interest accrues on the unpaid principal amount from the date of borrowing until the principal amount is repaid in full, at an annual interest rate equal to the prime rate plus 1/2%. Cybear recorded $28,220 in interest expense on the balance due to Andrx for the period from February 5, 1997 (inception) to December 31, 1997 and $210,441 for the year ended December 31, 1998.

Cybear and Andrx have a corporate services agreement whereby Andrx provides Cybear with various services such as executive management, accounting and finance, legal, payroll and human resources. For the period from February 5, 1997 (inception) to December 31, 1997 and for the year ended December 31, 1998, Cybear incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair market value. Costs for such services were $110,000 for the period from February 5, 1997 (inception) to December 31, 1997 and $120,000 for the year ended December 31, 1998.

Cybear and Andrx have a tax allocation agreement that provides, among other things, for the allocation of federal income tax liabilities to Cybear at the approximate amounts that would have been computed as if Cybear and Andrx had filed separate income tax returns. Cybear recorded a tax benefit of $1,900,000 for the year ended December 31, 1998, reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement.

PRODUCTS AND SOURCES OF REVENUE. Cybear introduced SolutionsMD to the healthcare community in March 1999. With respect to SolutionsMD, Cybear anticipates that its revenues will initially consist of recurring revenues from product subscriptions. SolutionsMD is sold to subscribers on an individual monthly subscription basis with the monthly subscription fee for the basic product package initially set at $24.95 per user. A premium package with more applications is expected to be released in the second half of 1999 at a monthly subscription fee of $34.99. Cybear may consider giving subscription discounts for paid-in-advance contracts. Subscribers will also be able to purchase additional services for additional fees. Currently, all subscriptions are on a month-to-month basis, payable in advance. Advance billings and collections relating to future product usage will be recorded as deferred revenue and recognized when revenue is earned. If Cybear is successful in building its subscriber base, brand recognition and increasing traffic on its web site, Cybear expects to generate additional revenues through advertising and sponsorships on its Solutions products.

Advertising revenues will be derived principally from short-term contracts in which Cybear will guarantee a minimum number of page impressions to be delivered to subscribers over a specified period of time for a fixed fee. Sponsorship revenues will be derived principally from contracts that have typically longer terms than standard advertising contracts and will involve more integration with Cybear's services such as the placement of logos on the home page or other sections of Cybear's applications. Revenues on advertising and sponsorship contracts will be recognized ratably in the period in which the advertisement is displayed, provided that no significant Cybear obligations remain, at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, Cybear will defer recognition of the corresponding revenues until the guaranteed impressions are achieved.

With respect to its management applications products, Cybear plans to build a customer base consisting of physician organizations, pharmacies and hospitals and anticipates that its primary source of revenues derived from such management applications products will be in the form of transaction fees. Cybear will recognize revenue when services are provided.

Cybear's strategy is to rapidly develop a broad customer base and a source of revenue by marketing SolutionsMD and its other Solutions products once introduced, which are intended to provide a one-stop location on the Internet for the healthcare community to locate relevant news, healthcare-related information and customizable features unique to each user. Cybear's launched product, SolutionsMD, will provide a base for the marketing of Cybear's other Solutions products to the healthcare industry.

Over the next year, Cybear intends to build on its SolutionsMD by introducing further products such as SolutionsNet, SolutionsRx and SolutionsHosp that are targeted to other areas of the healthcare community such as pharmacists, independent practice associations and hospitals. These products will have many of the same features as SolutionsMD with certain different applications and services tailored to the target market.

Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. As of December 31, 1998, CyBear had an accumulated deficit of $4,039,581. In addition, Cybear intends to continue to invest heavily in product development and marketing. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may not achieve or sustain profitability.

In addition, Cybear may offer promotional packages to subscribers at subsidized prices. These arrangements may require Cybear to incur significant expenses, and Cybear cannot guarantee that it will generate sufficient revenues to offset these expenses. Cybear cannot be certain that it can achieve sufficient revenues in relation to its expenses to ever become profitable. If Cybear does achieve profitability, it cannot be certain that it can sustain or increase profitability on a quarterly or annual basis in the future.

If Cybear's revenues fall short of its projections, its business, financial condition and operating results would be materially adversely affected. Cybear may also need to raise additional capital through public or private debt or equity financings to fund the deployment of its Solutions products. However, Cybear may not be able to raise additional capital on favorable terms or at all.

Cybear's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside its control. These factors include: the number of subscribers to SolutionsMD and their use of the site, market acceptance of Cybear's products, Cybear's ability to timely release its connectivity products, advertisers or sponsors on Cybear's web site, fees Cybear may pay for distribution, service or content agreements and promotional arrangements or other costs Cybear may incur as it expands its operations, Cybear's ability to attract and retain personnel with the necessary strategic, technical and creative skills required to develop and service its customers, the amount and timing of capital expenditures and other costs relating to the expansion of Cybear's operations, the introduction of new products or services by Cybear or its competitors, pricing changes in the industry, technical difficulties in the use of the Internet or Cybear's web site, system downtime, undetected software errors, the level of traffic on Cybear's web site and the level of usage of the Internet generally, future government regulations that may affect healthcare or the Internet and general economic conditions.

Due to all of these factors, in some future quarter Cybear's operating results may fall below market expectations. If this happens, the trading price of Cybear's common stock would likely decline, perhaps significantly.

As a result of Cybear's limited operating history and the emerging nature of the products and markets in which it competes, Cybear's historical financial data is of limited value in planning future operating expenses. Accordingly, Cybear's planned expenses are based in part on its expectations concerning future revenues and are fixed to a large extent. Cybear expects its expenses to increase significantly in the future as it continues to incur significant network operations, operations support, sales and marketing, product development and administrative expenses. Cybear's success depends on its ability to increase its revenues to offset its expenses. Cybear cannot guarantee that it will be able to generate sufficient revenues to offset its expenses or that it will be able to achieve profitability. If its revenues fall short of its projections, Cybear's business, financial condition and operating results could be materially and adversely affected.

RESULTS OF OPERATIONS

FOR THE PERIOD FROM FEBRUARY 5, 1997 (INCEPTION) TO DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

Revenues were $95,927 for the period from February 5, 1997 (inception) to December 31, 1997 and consisted of software development services rendered to Andrx. Cybear had no revenues for the year ended December 31, 1998 as it is in the development stage.

Software development costs were $945,497 for the period from February 5, 1997 (inception) to December 31, 1997 compared to $1,621,422 for the year ended December 31, 1998. Software development costs include outside consultant fees, payroll, benefits and housing expenses of employees involved in the creation, design and development of Cybear's products. Also included in the period from February 5, 1997 (inception) to December 31, 1997, are the costs of providing software development services to Andrx. The increase in the software development costs for the year ended December 31, 1998 reflects the progress and expansion of Cybear's development activities.

General and administrative expenses were $680,779 for the period from February 5, 1997 (inception) to December 31, 1997 compared to $2,264,252 for the year ended December 31, 1998. General and administrative expenses include costs incurred in the areas of sales and marketing, network operations and maintenance, administration, and customer support. The increase in general and administrative expenses for the year ended December 31, 1998 relates to the establishment of the administrative, selling and marketing and customer support infrastructure and the establishment of a network operations center.

In the year ended December 31, 1998, Cybear recorded $159,897 to write off the unamortized portion of a software license obtained from a third party in 1997. The software was to be used as a means to handle certain types of electronic data interchange ("EDI") messages in Cybear's Internet-based management applications. In the fourth quarter of 1998, new EDI standards were approved for use in the medical systems community in the U.S. and are now released as open standards to the development community. Cybear has now adopted these new standards to be compatible with the industry standards and has integrated them into its software development process. This has rendered obsolete the software licensed by Cybear.

In the year ended December 31, 1998, Cybear recorded a settlement charge of $125,000 in connection with a legal settlement reached with Medix and Cymedix to settle all previously outstanding legal disputes between the companies.

Interest expense was $28,220 in the period from February 5, 1997 (inception) to December 31, 1997. Interest expense was $210,441 for the year ended December 31, 1998. Interest expense represents interest on advances from Andrx under the Credit Agreement between the two companies to fund Cybear's operations. At December 31, 1998, such net advances including interest amounted to $5,357,179 and bear interest at prime (7.75% at December 31, 1998) plus 1/2%.

Cybear's taxable results are included in the consolidated income tax return of Andrx. Cybear's taxable results will be included in the consolidated income tax return of Andrx as long as Andrx owns at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement that provides, among other things, for the allocation of federal income tax liabilities to Cybear at the approximate amounts that would have been computed as if Cybear had filed separate income tax returns. Cybear recorded a tax benefit of $1,900,000 for the year ended December 31, 1998 reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. As of December 31, 1998, Cybear has a net operating loss carryforward in the amount of approximately $800,000 which is available to offset future earnings. Under the provisions of SFAS No. 109, Cybear has provided a valuation allowance to reserve against 100% of its deferred tax asset given Cybear's history of net losses.

The following table sets forth the selected quarterly data for the year ended December 31, 1998:

                                                                        FISCAL 1998 QUARTER ENDED
                                                     --------------------------------------------------------------
                                                       MARCH 31         JUNE 30          SEPT. 30         DEC. 31
                                                     -----------      -----------      -----------      -----------
Revenue                                              $      --        $      --        $      --        $      --

Operating expenses:
    Software development                                 305,793          449,812          413,721          452,096
    General and administrative                           224,681          350,771          577,623        1,111,177
    Write-off of software license                           --               --               --            159,897
    Litigation settlement charge                            --               --               --            125,000
                                                     -----------      -----------      -----------      -----------
Total operating expenses                                 530,474          800,583          991,344        1,848,170
                                                     -----------      -----------      -----------      -----------
Loss from operations                                    (530,474)        (800,583)        (991,344)      (1,848,170)

Interest expense on due to Andrx Corporation             (32,102)         (47,547)         (65,610)         (65,182)
                                                     -----------      -----------      -----------      -----------
Loss before income taxes                                (562,576)        (848,130)      (1,056,954)      (1,913,352)

Income tax benefit                                          --               --               --          1,900,000
                                                     -----------      -----------      -----------      -----------
Net loss                                             $  (562,576)     $  (848,130)     $(1,056,954)     $   (13,352)
                                                     ===========      ===========      ===========      ===========

LIQUIDITY AND CAPITAL RESOURCES

From February 5, 1997 (inception) through December 31, 1998, Cybear has incurred a net loss of $4,039,581 and has been dependent upon funding from Andrx. As of December 31, 1998, Cybear owed Andrx $2,344,727. As of December 31, 1998, Cybear had $3,983 in cash and a working capital deficit of $3,235,200.

Net cash used in operating activities for the period from February 5, 1997 (inception) through December 31, 1997 was $1,397,238 compared to $1,386,300 for the year ended December 31, 1998. Net cash used in operating activities was primarily attributable to Cybear's loss from operations offset by accounts payable and accrued liabilities.

Net cash used in investing activities for the period from February 5, 1997 (inception) through December 31, 1997 was $400,535 compared to $2,699,123 for the year ended December 31, 1998. For the period from February 5, 1997 (inception) through December 31, 1997, Cybear invested $240,535 in capital expenditures consisting mainly of computer hardware and software used in the development of its products. In addition, Cybear entered into an agreement with a third party to license the use of the third party's software for an unlimited period of time. Cybear purchased this license for $160,000. In 1998, Cybear wrote-off the unamortized portion of this software license as noted above. In 1998, Cybear invested $2,341,123 in capital expenditures consisting mainly of computer hardware and software used in the establishment of its network operations center and the development of its products, and leasehold improvements to the rented space housing its corporate headquarters and network operations center. Cybear also capitalized $358,000 in software development costs associated with the development of SolutionsMD.

Net cash provided by financing activities for the period from February 5, 1997 (inception) through December 31, 1997 was $1,798,773 compared to $4,088,406 for the year ended December 31, 1998. For the period from February 5, 1997 (inception) to December 31, 1997, net cash provided by financing activities consisted of proceeds from issuance of shares of Cybear's stock and funding from Andrx. In February 1997, Cybear issued 12,870,000 shares of common stock to Andrx for an aggregate amount of $500,000 and 130,000 shares of convertible preferred stock for a promissory note of $30,000. The promissory note was paid in full and the preferred stock was converted into 130,000 shares of common stock. In addition, Cybear received advances of $1,268,773 from Andrx to fund its operations. In 1998, net cash provided by financing activities consisted of advances from Andrx to fund Cybear's operations and the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. The advances bear interest at prime (7.75% at December 31, 1998) plus 1/2%. On November 20, 1998, upon consummation of the merger with 1997 Corp., the then outstanding "Due to Andrx" of $3,012,452 was converted into additional paid-in capital to Cybear.

In September 1998, Andrx and Cybear entered into a Credit Agreement with respect to Andrx's funding obligations to Cybear. The Credit Agreement provides that Andrx will continue to fund Cybear's operations until Cybear is in a position to raise at least $4,000,000 on its own (whether through debt or equity) or 12 months from the consummation of the above-described merger, whichever occurs first, and that Andrx will make at least $3,000,000 available to Cybear on Cybear's demand. Interest accrues on the unpaid principal amount from the date of borrowing until the principal amount is repaid in full, at an annual interest rate equal to the prime rate plus 1/2%.

In the year ended December 31, 1998, Cybear recorded a settlement charge of $125,000 in connection with a legal settlement reached with Medix and Cymedix to resolve all previously outstanding legal disputes between the companies. The disputes involved allegations of misappropriation by Cybear, Andrx and certain of their respective officers, directors and employees of medical software and Internet communications technology allegedly owned by Cymedix, and Cybear's claims for defamation against Cymedix and Medix relating to such allegations.

From time to time, Cybear may be involved in litigation relating to claims arising out of its operations in the normal course of business. Cybear is not currently a party to any other legal proceeding or aware of any other claim, the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Cybear's business, operating results and financial condition.

Cybear anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its products and establish its sales and marketing, network operations, customer support and administrative organizations. Andrx is committed to the required funding of Cybear's operations until Cybear is able to raise capital from third parties or the next twelve months. From February 5, 1997 (inception) through December 31, 1998, Cybear has been dependent upon funding from Andrx. As of December 31, 1998, Cybear owed Andrx $2,344,727. Cybear currently anticipates that its available cash resources and available funding from Andrx will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. Based on Andrx's most recent financial statements, Cybear believes that Andrx currently has the resources to fund Cybear's cash requirements for at least the next 12 months.

In March 1999, Cybear announced that it intends to file a registration statement for a public offering of its common stock. Cybear expects to complete such offering during the second quarter of 1999. No assurance can be given that the registration statement will be filed or that, if filed, the offering will be consummated.

YEAR 2000

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Cybear's computer equipment and software and devices with embedded technology that are time-sensitive may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or a miscalculation, causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Based upon its identification and assessment efforts to date, Cybear believes that certain of the computer equipment and software it currently uses will require replacement or modification. In the ordinary course of replacing computer equipment and software, Cybear will attempt to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, Cybear began its Year 2000 identification, assessment, remediation and testing efforts in the fourth quarter 1998 and expects to complete such activities by third quarter 1999 and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. Cybear estimates that as of March 15, 1999, it had completed approximately 40% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 60% of the initiatives are in process and expected to be completed on or about the third quarter 1999.

Cybear has also mailed letters to its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. As of March 15, 1999, Cybear had received responses on Internet documentation from approximately 92% of such third parties, and 93% of the companies that have responded have provided written assurance that they are Year 2000 compliant, with the remaining 7% expecting to address all their significant Year 2000 issues on a timely basis. A follow-up mailing to significant vendors and service providers that did not initially respond, or whose responses were deemed unsatisfactory by Cybear, was conducted in March 1999.

Cybear believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by Cybear with respect to Year 2000 issues of third parties, will not exceed $500,000 and will be funded from current existing financial resources. As of the date of this prospectus, Cybear had incurred costs of approximately $100,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for planning, analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 efforts have not been and are not expected to be materially delayed.

Cybear has not yet completed comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by Cybear and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan for dealing with the most reasonably likely worst case scenario is under development and should be completed by December 31, 1999.

The costs of Cybear's Year 2000 identification, assessment, remediation and testing efforts and the dates on which Cybear believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. Cybear cannot assure you that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and other similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the variety of different products and services and combinations thereof sold by Cybear may lead to claims relating to Year 2000 compliance whose impact on Cybear is not currently estimable. Cybear cannot provide assurance that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect Cybear's results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Cybear has adopted the provisions of SFAS No. 130 beginning January 1, 1998, as required. Cybear's comprehensive losses and net losses are the same for all periods presented.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Cybear has adopted the provisions of SFAS No. 131 for the year ending December 31, 1998 as required. Currently, Cybear does not believe it has any separately reportable business segments or other disclosure information required by the Statement.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the provision of SFAS No. 133 as of the beginning of any fiscal quarter June 16, 1998 and thereafter. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at Cybear's election, before January 1, 1998).

Cybear has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing or method of its adoption of SFAS No. 133.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS.........................F-2

CONSOLIDATED BALANCE SHEETS................................................F-3

CONSOLIDATED STATEMENTS OF OPERATIONS......................................F-4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT...........................F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS......................................F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Cybear, Inc.:

We have audited the accompanying consolidated balance sheets of Cybear, Inc. (a Delaware corporation in the development stage) and subsidiary, a 95% owned subsidiary of Andrx Corporation and subsidiaries, as of December 31, 1997 and 1998, and the related consolidated statements of operations, shareholders' deficit and cash flows for the period from February 5, 1997 (inception) to December 31, 1997, for the year ended December 31, 1998 and for the cumulative period from February 5, 1997 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybear, Inc. and subsidiary as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the period from February 5, 1997 (inception) to December 31, 1997, for the year ended December 31, 1998 and for the cumulative period from February 5, 1997 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Fort Lauderdale, Florida,
  February 12, 1999.

                           CYBEAR, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,
                                                      ----------------------------
                                                         1997             1998
                                                      -----------      -----------
ASSETS
Current assets:
  Cash                                                $     1,000      $     3,983
  Receivable from Blue Lake Ltd.                             --            366,000
  Prepaid expenses                                         30,707          194,385
                                                      -----------      -----------
    Total current assets                                   31,707          564,368

Property and equipment, net                               189,065        2,406,629

Software development costs                                   --            358,000

Software license                                          160,000             --

Other assets                                               14,684            2,954
                                                      -----------      -----------
      Total assets                                    $   395,456      $ 3,331,951
                                                      ===========      ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                    $    64,813      $ 1,153,059
  Accrued liabilities                                      76,533          301,782
  Due to Andrx Corporation                              1,268,773        2,344,727
                                                      -----------      -----------
    Total current liabilities                           1,410,119        3,799,568
                                                      -----------      -----------
Commitments and contingencies (Notes 7 and 11)

Shareholders' deficit:
Convertible preferred stock, $.01 par value;
  2,000,000 shares authorized, none issued and
  outstanding at December 31, 1997 and 1998                  --               --
Common stock, $.001 par value; 25,000,000 shares
  authorized, 13,000,000 and 13,269,400 shares
  issued and outstanding at December 31, 1997 and
  1998, respectively                                       13,000           13,269
Additional paid-in-capital                                530,906        3,558,695
Deficit accumulated during development stage           (1,558,569)      (4,039,581)
                                                      -----------      -----------
    Total shareholders' deficit                        (1,014,663)        (467,617)
                                                      -----------      -----------
      Total liabilities and shareholders' deficit     $   395,456      $ 3,331,951
                                                      ===========      ===========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           CYBEAR, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE PERIOD FROM                             CUMULATIVE FROM
                                                            FEBRUARY 5, 1997                               FEBRUARY 5, 1997
                                                             (INCEPTION) TO        FOR THE YEAR ENDED       (INCEPTION) TO
                                                            DECEMBER 31, 1997      DECEMBER 31, 1998      DECEMBER 31, 1998
                                                          --------------------     ------------------     -----------------
Revenues:
  Software development services to Andrx Corporation          $     95,927            $          -           $     95,927
                                                              ------------            ------------           ------------
Operating expenses:
  Software development                                             945,497               1,621,422              2,566,919
  General and administrative                                       680,779               2,264,252              2,945,031
  Write-off of software license                                       --                   159,897                159,897
  Litigation settlement charge                                        --                   125,000                125,000
                                                              ------------            ------------           ------------
Total operating expenses                                         1,626,276               4,170,571              5,796,847
                                                              ------------            ------------           ------------
Loss from operations                                            (1,530,349)             (4,170,571)            (5,700,920)

Interest expense on due to Andrx Corporation                       (28,220)               (210,441)              (238,661)
                                                              ------------            ------------           ------------
Loss before income taxes                                        (1,558,569)             (4,381,012)            (5,939,581)

Income tax benefit                                                    --                 1,900,000              1,900,000
                                                              ------------            ------------           ------------
Net loss                                                      $ (1,558,569)           $ (2,481,012)          $ (4,039,581)
                                                              ============            ============           ============
Basic and diluted net loss per share                          $      (0.12)           $      (0.19)          $      (0.31)
                                                              ============            ============           ============
Basic and diluted weighted average shares of common
  stock outstanding                                             12,768,303              13,030,999             12,906,266
                                                              ============            ============           ============

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CYBEAR, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                                                                                                          DEFICIT
                                        CONVERTIBLE                                                     ACCUMULATED
                                       PREFERRED STOCK              COMMON STOCK          ADDITIONAL      DURING          TOTAL
                                   ----------------------    -------------------------     PAID-IN      DEVELOPMENT    SHAREHOLDERS'
                                    SHARES       AMOUNT         SHARES        AMOUNT       CAPITAL         STAGE         DEFICIT
                                   ---------    ---------    -----------   -----------   -----------    -----------    -------------
FEBRUARY 5, 1997 (INCEPTION)            --      $    --             --     $      --     $      --      $      --      $        --
Issuance of shares of
  common stock to Andrx
  Corporation as promoter               --           --       12,870,000        12,870       487,130           --          500,000
Issuance of shares of
  convertible preferred stock        130,000          130           --            --          29,870           --           30,000
Shares of common stock
  issued in connection
  with conversion of shares
  of convertible preferred stock    (130,000)        (130)       130,000           130          --             --             --
Options granted to consultants          --           --             --            --          13,906           --           13,906
Net loss                                --           --             --            --            --       (1,558,569)    (1,558,569)
                                   ---------    ---------    -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1997              --           --       13,000,000        13,000       530,906     (1,558,569)    (1,014,663)

Shares of common stock
  issued in connection with
  merger with 1997 Corp.                --           --          269,400           269          (269)          --             --
Conversion of due to Andrx
  Corporation upon
  consummation of merger
  with 1997 Corp.                       --           --             --            --       3,012,452           --        3,012,452
Options granted to consultants          --           --             --            --          15,606           --           15,606
Net loss                                --           --             --            --            --       (2,481,012)    (2,481,012)
                                   ---------    ---------    -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1998              --      $    --       13,269,400   $    13,269   $ 3,558,695    $(4,039,581)   $  (467,617)
                                   =========    =========    ===========   ===========   ===========    ===========    ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                           CYBEAR, INC. AND SUBSIDIARY

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               FOR THE PERIOD FROM                             CUMULATIVE FROM
                                                                FEBRUARY 5, 1997                               FEBRUARY 5, 1997
                                                                 (INCEPTION) TO         FOR THE YEAR ENDED      (INCEPTION) TO
                                                                DECEMBER 31, 1997        DECEMBER 31, 1998    DECEMBER 31, 1998
                                                               -------------------      ------------------    ------------------
Cash flows from operating activities:
  Net loss                                                         $(1,558,569)            $(2,481,012)           $(4,039,581)
  Adjustments to reconcile net loss to net cash used in
  operating activities -
    Write-off of software license                                         --                   159,897                159,897
    Provision for litigation settlement                                   --                   125,000                125,000
    Depreciation and amortization                                       51,470                 123,662                175,132
    Non cash charges for options granted to consultants                 13,906                  15,606                 29,512
    Changes in operating assets and liabilities:
      Receivable from Blue Lake Ltd.                                      --                  (366,000)              (366,000)
      Prepaid expenses                                                 (30,707)               (163,678)              (194,385)
      Other assets                                                     (14,684)                 11,730                 (2,954)
      Accounts payable                                                  64,813               1,088,246              1,153,059
      Accrued liabilities                                               76,533                 100,249                176,782
                                                                   -----------             -----------            -----------
        Net cash used in operating activities                       (1,397,238)             (1,386,300)            (2,783,538)
                                                                   -----------             -----------            -----------
Cash flows from investing activities:
  Purchases of property and equipment                                 (240,535)             (2,341,123)            (2,581,658)
  Software development costs                                              --                  (358,000)              (358,000)
  Purchase of software license                                        (160,000)                   --                 (160,000)
                                                                   -----------             -----------            -----------
        Net cash used in investing activities                         (400,535)             (2,699,123)            (3,099,658)
                                                                   -----------             -----------            -----------
Cash flows from financing activities:
  Advances from Andrx Corporation                                    1,268,773               5,988,406              7,257,179
  Payments on due to Andrx Corporation                                    --                (1,900,000)            (1,900,000)
  Proceeds from issuance of shares of common stock                     500,000                    --                  500,000
  Proceeds from promissory note issued for purchase
    of shares of convertible preferred stock                            30,000                    --                   30,000
                                                                   -----------             -----------            -----------
        Net cash provided by financing activities                    1,798,773               4,088,406              5,887,179
                                                                   -----------             -----------            -----------
Net increase in cash                                                     1,000                   2,983                  3,983
Cash, beginning of period                                                 --                     1,000                   --
                                                                   -----------             -----------            -----------
Cash, end of period                                                $     1,000             $     3,983            $     3,983
                                                                   ===========             ===========            ===========
Supplemental disclosure of non-cash activities:
Conversion of due to Andrx into additional paid-in capital         $      --               $ 3,012,452            $ 3,012,452
                                                                   ===========             ===========            ===========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998
(1)      GENERAL

Cybear, Inc. ("Cybear" or the "Company"), a Delaware corporation in the development stage, was incorporated on February 5, 1997. As of December 31, 1998, Cybear, Inc. was a 95% owned subsidiary of Andrx Corporation ("Andrx"). Cybear is an information technology company using the Internet and Internet-based browser technologies to develop applications designed to improve communications and increase efficiencies within the healthcare community. The Company has focused its efforts on developing SolutionsMD, an Internet service provider system ("ISP") that will provide information and Internet-based applications to the healthcare community. The Company is also developing a suite of Internet-based management applications and communication networks for the healthcare community. From February 5, 1997 (inception) through December 31, 1998, the Company's principal activities have consisted of developing its products, establishing its administrative, selling and marketing, customer support and network operations infrastructure and providing software development services to Andrx.

RECAPITALIZATION

On November 20, 1998, Cybear, Inc. ("Cybear, Inc. (FL)"), a Florida corporation, merged with 1997 Corp. (the "Merger") pursuant to a Merger Agreement and Plan of Reorganization, dated July 15, 1998 ("the Merger Agreement"). 1997 Corp. was a "blank check" company that had a registration statement on file with the Securities and Exchange Commission ("SEC") to seek a business combination with an operating entity. Upon consummation of the Merger, Cybear, Inc. (FL) became a wholly owned subsidiary of 1997 Corp. and 1997 Corp. changed its name to Cybear, Inc. 1997 Corp. (now called Cybear, Inc.) remains the continuing registrant for SEC reporting purposes. The Merger was intended to be a tax-free reorganization for federal income tax purposes and was treated as a recapitalization of Cybear, Inc. (FL) for accounting and financial reporting purposes.

Under the terms of the Merger Agreement, all outstanding Cybear, Inc. (FL) common shares were cancelled and were converted by virtue of the Merger into a total of 13,000,000 1997 Corp. common shares. All outstanding employee stock options of Cybear, Inc. (FL) were assumed by 1997 Corp. There was no change in the ownership of the 270,000 registered shares of 1997 Corp. common stock outstanding immediately prior to the Merger (after giving effect to a five-for-one common stock dividend payable on each of the 45,000 outstanding shares of 1997 Corp.). As required by Rule 419 promulgated pursuant to the Securities Act of 1933, as amended, stockholders of 1997 Corp. were required to reconfirm their purchase of 1997 Corp.'s common shares and each stockholder who rejected or failed to approve the Merger Agreement was paid his or her pro rata share of the funds deposited in the Rule 419 escrow account at Continental Stock Transfer and Trust Company, or approximately $5.13 per share. Funds were returned for a total of 100 shares.

The result of the Merger was that the holders of Cybear Inc. (FL)'s common stock own 13,000,000 shares of Cybear, Inc.'s common stock or approximately 98% of Cybear, Inc.'s common stock and the 1997 Corp.'s original shareholders own 269,400 shares of Cybear, Inc.'s common stock or approximately 2% of Cybear, Inc.'s common stock.

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998


MANAGEMENT'S PLANS

From February 5, 1997 (inception) through December 31, 1998, the Company has incurred a net loss of $4,039,581 and has been dependent upon funding from Andrx. Management anticipates incurring additional net losses in the near term, as the focus of the Company's business is to develop and market its products. In September 1998, Andrx and Cybear entered into a credit agreement with respect to Andrx's funding obligations to Cybear. The credit agreement provides that Andrx will continue to fund Cybear's operations until Cybear is in a position to raise at least $4,000,000 on its own (whether through debt or equity) or 12 months from the consummation of the Merger, whichever date is earlier and that Andrx will make at least $3,000,000 available to Cybear on Cybear's demand. Interest will accrue on the unpaid principal amount from the date of borrowing until the principal amount is repaid in full, at an annual interest rate equal to the prime rate plus 1/2% (see Note 8).

Cybear is planning to introduce SolutionsMD to the healthcare community in the first quarter of 1999. The Company has not yet completed third-party testing of its Internet-based management applications or the development or testing of certain system enhancements. The Company will be required to commit considerable time, effort and resources to finalize such development and adapt its software to satisfy specific requirements of potential customers. There can be no assurance that Cybear will successfully develop its products, achieve or sustain profitability or positive cash flow from its operations.

The likelihood of the success of the Company must be considered in light of the problems, expenses, complications and delays frequently encountered in connection with the development of new business ventures. Cybear's business risks include its limited operating history, its history of losses, the emerging and competitive nature of its markets, the greater financial, marketing and other resources of its competitors, the rapid technology change in its industry, changes in government regulations, dependence on network infrastructure, telecommunications carriers and content providers, dependence on a limited number of key personnel, dependence on continued growth in the use of the Internet and its adoption as an advertising medium, security risks involved with Internet commerce and market acceptance and profitability of its products.

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Cybear, Inc. and its subsidiary. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT, NET

Property and equipment is recorded at cost less accumulated depreciation or amortization. Depreciation or amortization is provided using the straight-line method over the following estimated useful lives:

        Computer hardware and software    3 years
        Furniture and fixtures            5 years
        Leasehold improvements            Lesser of useful life or term of lease

Major renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

SOFTWARE LICENSE, NET

In 1997, Cybear entered into an agreement with a third party to license the use of their software as a means to handle certain types of electronic data interchanges ("EDI") messages in the Company's Internet-based management applications. As of December 31, 1997, the Company had capitalized $160,000 under this agreement. In the fourth quarter of 1998, new EDI standards were approved for use in the medical systems community in the U.S. and are now released as open standards to the development community. The Company has now adopted these new standards to be compatible with the industry standards and has integrated them into its software development process. This has rendered obsolete the software licensed by the Company. Accordingly, the Company has written off its software license in its consolidated statement of operations for the year ended December 31, 1998.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

The Company utilizes the provisions of Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstance indicate

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998


that the carrying amount of an asset may not be recoverable. To determine a loss, if any, to be recognized, the book value of the asset would be compared to the market value or expected future cash flow value. Except for the write-off of its software license as noted above, such provisions had no impact on the Company's financial position or results of operations as of or for the period from February 5, 1997 (inception) to December 31, 1997 and for the year ended December 31, 1998.

REVENUE RECOGNITION

Software development service revenues which to date have been rendered to Andrx are recognized at the time the services are rendered.

SOFTWARE DEVELOPMENT COSTS

SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is generally available. Software development costs are amortized, on a product-by-product basis, using the straight-line method over a maximum of five years or the expected life of the product, whichever is less. As of December 31, 1998, the Company has achieved technical feasibility for SolutionsMD but not for its Internet-based management applications. Accordingly, the capitalized software development costs represent only costs associated with the development of the Company's SolutionsMD product. Software development costs for SolutionsMD were incurred with third-party vendors. The Company did not record any amortization of its capitalized software development costs in the year ended December 31, 1998 as it had not yet released SolutionsMD.

START-UP COSTS

All costs to organize the Company and start up its operations are expensed as incurred.

STOCK-BASED COMPENSATION

Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", companies can either measure the compensation cost of equity instruments issued to employees under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are applied, pro forma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the period from February 5, 1997 (inception) to December 31, 1997 and for the year ended December 31, 1998, the Company recognized compensation costs for options granted to non-employees under the provisions of APB No. 25, and the Company has provided the expanded disclosure required by SFAS No. 123 (see Note 10).

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

INCOME TAXES

The Company accounts for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". The provisions of SFAS No. 109 require, among other things, recognition of future tax benefits measured at enacted rates attributable to the deductible temporary differences between the financial reporting and income tax bases of assets and liabilities and to tax net operating loss carryforwards to the extent that the realization of said benefits is "more likely than not". The Company's taxable results will be included in the consolidated income tax return of Andrx as long as Andrx owns at least 80% of the common stock of the Company (see Note 6).

NET LOSS PER SHARE

SFAS No. 128, "Earnings Per Share". SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings or loss per share. The provisions of SFAS No. 128 are effective for financial statements for periods ended after December 15, 1997. The Company has adopted the provisions of SFAS No. 128.

For the period from February 5, 1997 (inception) to December 31, 1997, and for the year ended December 31, 1998, basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in diluted loss per share.

FAIR VALUE OF FINANCIAL INSTRUMENTS

As of December 31, 1997 and 1998, the carrying amounts of the receivable from Blue Lake Ltd., the accounts payable, accrued liabilities and the due to Andrx approximate fair value. In accordance with SFAS No. 107, "Disclosures about fair value of financial instruments", the fair value of the due to Andrx was estimated based on future cash flows discounted at current interest rates available to the Company for instruments with similar characteristics.

COMPREHENSIVE INCOME

SFAS No. 130, "Reporting Comprehensive Income", requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company has adopted the provisions of SFAS No. 130 as of January 1, 1998. The adoption of the provisions of this standard had no impact on the Company's existing reporting disclosures. Cybear's comprehensive losses and net losses are the same for all periods presented.

BUSINESS SEGMENTS

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has adopted the provisions of SFAS No. 131 in the year ended December 31, 1998, as required. Currently, the Company does not believe it has any separately reportable business segments or other disclosure information required by the Statement.

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998


DERIVATIVES

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the provision of SFAS No. 133 as of the beginning of any fiscal quarter after issuance. SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impacts of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of adoption of SFAS No. 133.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform to the current year presentation.

(3)      RECEIVABLE FROM BLUE LAKE LTD.

In September 1998, the Company entered into a lease agreement with Blue Lake Ltd. ("Blue Lake") to house its corporate headquarters and network systems (see
Note 7). As part of the lease agreement, Blue Lake has agreed to pay the Company $406,667 ("Landlord Contribution") of the total costs incurred by the Company to improve the rented space prior to its occupancy. Payment of the Landlord Contribution is due 30 days from the date of receipt by Blue Lake of copy of an invoice and other support documents from the contractor. As of December 31, 1998, 90% of the leasehold improvements were completed and invoiced, and as such the Company recorded a receivable of $366,000 from Blue Lake. The Company has collected the receivable in 1999.

(4)      PROPERTY AND EQUIPMENT, NET

Property and equipment is summarized as follows:

                                                            DECEMBER 31,
                                                    ---------------------------
                                                        1997            1998
                                                    -----------     -----------
Computer hardware and software                      $   164,410     $ 1,806,831
Furniture and fixtures                                   73,408         241,911
Leasehold improvements                                    2,717         532,916
                                                    -----------     -----------
                                                        240,535       2,581,658
Less: accumulated depreciation and amortization         (51,470)       (175,029)
                                                    -----------     -----------
Property and equipment, net                         $   189,065     $ 2,406,629
                                                    ===========     ===========

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998


(5)      ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                       DECEMBER 31,
                                  ---------------------
                                    1998         1997
                                  --------     --------
Payroll and employee benefits     $ 76,533     $116,782
Litigation settlement charge          --        125,000
Other                                 --         60,000
                                  --------     --------
                                  $ 76,533     $301,782
                                  ========     ========

(6)      INCOME TAXES

The components of the income tax benefit are summarized as follows:

                                       DECEMBER 31,
                                 -----------------------
                                   1998           1997
                                 --------     ----------
Current                          $   --       $1,900,000
Deferred                             --             --
                                 --------     ----------
Total                            $   --       $1,900,000
                                 ========     ==========

The Company and Andrx have a tax allocation agreement that provides, among other things, for the allocation of federal income tax liabilities to the Company at the approximate amounts which would have been computed as if the Company had filed separate income tax returns. The tax benefit reflects the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement.

Deferred income taxes represent the tax effect of the difference between the financial reporting and tax bases of assets and liabilities. The major components of deferred tax assets and liabilities are as follows:

                                           DECEMBER 31,
                                    ------------------------
                                       1997           1998
                                    ---------      ---------
Net operating loss carryforward     $ 576,500      $ 324,989
Tax over book depreciation             (2,597)        (7,525)
Operating reserves                       --           24,704
Software license                      (50,180)          --
                                    ---------      ---------
                                      523,723        342,168
Valuation allowance                  (523,723)      (342,168)
                                    ---------      ---------
   Net                              $    --        $    --
                                    =========      =========

As of December 31, 1998, the Company has a net operating loss carryforward in the amount of approximately $800,000 which is available to offset future earnings. Under the provisions of SFAS No. 109, the Company has provided a valuation allowance to reserve against 100% of its net deferred tax assets given the Company's history of net losses. Net operating loss carryforwards are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998


significant shareholders over a three-year period in excess of 50%.

(7)      COMMITMENTS

EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with certain officers, the terms of which expire at various dates through September 2003. Such agreements provide for annual base salary, stock options, severance packages and in some instances, signing and/or incentive bonuses or deferred compensation.

Future commitments under employment agreements at December 31, 1998 are as follows:

                           1999      $  608,000
                           2000         545,000
                           2001         450,000
                           2002         450,000
                           2003         313,000
                                     ----------
                                     $2,366,000
                                     ==========

In addition, as part of the Company's President's contract, effective September 15, 1998, Andrx has issued to the President 20,000 options to purchase common stock of Andrx, at its then market price, vesting in four annual increments of 5,000 shares on the anniversary of the date of grant and for payment of $50,000, a warrant to purchase 650,000 shares of common stock of the Company exercisable at its then market price of $3.00 per share, beginning on April 30, 1999 (the "Warrant Exercise Date"). The warrant expires seven years after the Warrant Exercise Date subject to contractual obligations with Andrx. As such transactions were effected at market prices, there is no impact on the Company's accompanying consolidated financial statements.

PRODUCT LIABILITY

Software products such as those to be offered by the Company frequently contain undetected errors or failures when first introduced or as new versions are released. Testing of the Company's products is particularly challenging because it is difficult to simulate the wide variety of computing environments in which the Company's potential customers may deploy these products. There can be no assurance that defects, errors or difficulties will not cause delays in product introductions, result in increased costs and diversion of development resources, require design modifications or decrease market acceptance or customer satisfaction with the Company's products. In addition, there can be no assurance that, despite testing by the Company and by potential customers, errors will not be found after commencement of commercial introduction, resulting in loss of or delay in market acceptance, which could have a material adverse effect upon the Company's business, operating results and financial condition.

OPERATING LEASES

In September 1998, Cybear entered into a lease with Blue Lake Ltd. (see Note 3) for 18,400 square feet of space in Boca Raton, Florida to house its corporate headquarters and network systems. In January 1999, the leased premises were enlarged to 21,648 square feet. The lease provides for an annual base rent of $271,000 excluding taxes, insurance, utilities and common area maintenance charges and has a five-year term commencing on January 1, 1999 with one five-year renewal option at market rates.

In November, 1998, the Company entered into a sublease with Strategy Business and Technology Solutions, LLC, a company owned by the chairman of the Company (see Note 8), for 4,000 square feet of office space in Ridgefield Park, New Jersey to house its business development and sales activities. The lease provides for $120,000 and $5,000 in annual base rent and electricity, respectively, and has a five-year term commencing on November 1, 1998. In addition, the Company agreed to pay a security deposit of $20,000. For the year ended December 31, 1998, the Company has recorded an expense of $20,834 relative to this lease which had not been paid as of December 31, 1998.

In October 1998, the Company entered into a three year lease with Bell South Telecommunications, Inc. to provide business Internet service to the Company. This lease is effective January 1999 and provides for $159,000 in annual recurring charges.

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

In addition, the Company leases various office equipment and telephone lines under operating leases. The following schedule summarizes future minimum lease payments required under non-cancelable operating leases with terms greater than one year, as of December 31, 1998:

                           1999             $    994,000
                           2000                1,004,000
                           2001                  979,000
                           2002                  566,000
                           2003                  537,000
                                            ------------
                                            $  4,080,000
                                            ============

Rent expense amounted to $130,000 for the period from February 5, 1997 (inception) to December 31, 1997 and $145,000 for the year ended December 31, 1998.

PREFERRED VENDOR AGREEMENTS

In 1998, the Company entered into a three-year strategic alliance with The IPA Association of America ("TIPAAA"), the nation's leading trade association focused on physician independent practice associations whereby Cybear will become the preferred ISP and Internet business applications provider for TIPAAA. In consideration of its preferred vendor status, Cybear agreed to make to TIPAAA three $100,000 annual payments and to grant TIPAAA an option to purchase 100,000 shares of its common stock . The first 30,000 of such options have an exercise price of $3.00 per share and have a seven (7) year term and shall vest at the rate of one share for every two TIPAAA physicians that become and remain a Cybear user for a minimum of three months. In the event, that all such options are not vested by the expiration date of the agreement, such options shall vest in 2003. After such 30,000 have vested, the remaining 70,000 options will vest at the rate of one share for every two TIPAAA physicians that become and remain a Cybear user for a minimum of three months during the term of this agreement. These 70,000 options will have an exercise price equal to the market price of Cybear common stock on the date such options vest and shall have a five (5) year term from the date of grant. The Company will record charges to earnings for the options that vest. In the year ended December 31, 1998, the Company has paid and recorded the annual fee of $100,000 to prepaid expenses. The Company will start amortizing the annual fees over the term of its contract with TIPAAA when its SolutionsMD product is launched.

In February 1999, the Company entered into a three-year agreement with PhyMatrix Corporation ("PhyMatrix") whereby Cybear will receive preferential access to all PhyMatrix physicians to use Cybear's ISP and applications. PhyMatrix will use Cybear's applications as the means of communicating with its physician group practices and independent practice associations ("PhyMatrix Business Partners") and PhyMatrix will market Cybear's ISP and its applications for business development purposes. In consideration of its preferred vendor status, Cybear agreed to, among other things, to consult with and provide advice to PhyMatrix concerning hardware and software that may be required by PhyMatrix to electronically communicate with the PhyMatrix Business Partners, to create, when commercially practicable, applications and efficiencies that are of interest to PhyMatrix, to advance to PhyMatrix the funds for hook-ups or dial-up modems that Cybear believes to be reasonably necessary to run Cybear's applications and establish electronic communications between the PhyMatrix Business Partners, and after recouping any advance noted above, pay to PhyMatrix, on a quarterly basis, 50% of the net revenues that Cybear derives from PhyMatrix directly or from the PhyMatrix Business Partners

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

or from any business developed through PhyMatrix. Cybear's net revenues are defined as the total amount collected by Cybear from PhyMatrix or PhyMatrix Business Partners, before interest and taxes attributable thereto.

LICENSE AGREEMENT

In October 1998, the Company entered into a three-year license agreement effective January 1999, with Medimedia USA, Inc. ("MMUSA") whereby MMUSA granted a non exclusive license to use the InfoScan formulary database ("Licensed Product") and related documentation for the lookup of drug formulary statuses by the Company and its customers. The Company is permitted to use the Licensed Product internally and to integrate it into its software products. In return, the Company has agreed to pay MMUSA an annual database access fee of $20,000 and a fee per prescription equal to 10% of the Company's receipts per script from licensees, users, subscribers or retail pharmacies connecting to Cybear client installations. Total fees paid by Cybear shall not exceed $150,000 in any one year. In the year ended December 31, 1998, the Company has paid and recorded the annual database access fee of $20,000 to prepaid expenses. The annual fee will be amortized in 1999.

(8)      RELATED PARTY TRANSACTIONS

The Company and Andrx have a corporate services agreement whereby Andrx provides the Company with various services of its management such as executive management, accounting and finance, legal, payroll and human resources. For the period from February 5, 1997 (inception) to December 31, 1997 and for the year ended December 31, 1998, the Company incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair market value. Costs for such services were $110,000 for the period from February 5, 1997 (inception) to December 31, 1997 and $120,000 for the year ended December 31, 1998.

The Company and Andrx have a tax allocation agreement that provides, among other things, for the allocation of federal income tax liabilities to the Company at the approximate amounts which would have been computed as if the Company had filed separate income tax returns. The Company recorded a tax benefit of $1,900,000 for the year ended December 31, 1998 reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement (see Note 6).

Due to Andrx in the accompanying balance sheets represents advances from Andrx to fund the Company's operations and the related accrued interest. Such advances bear interest at prime (7.75% at December 31, 1998) plus 1/2%. On November 20, 1998, upon consummation of the merger with 1997 Corp., the then outstanding Due to Andrx of $3,012,452 was converted into additional paid-in capital to the Company. In September 1998, Andrx and Cybear entered into a credit agreement with respect to Andrx's funding obligations to Cybear. The credit agreement provides that Andrx will continue to fund Cybear's operations until Cybear is in a position to raise at least $4,000,000 on its own (whether through debt or equity) or 12 months from the consummation of the merger with 1997 Corp., whichever date is earlier and that Andrx will make at least $3,000,000 available to Cybear on Cybear's demand. The Company recorded $28,220 in interest expense on the Due to Andrx for the period from February 5, 1997 (inception) to December 31, 1997 and $210,441 for the year ended December 31, 1998. As of December 31, 1998, the Company has not paid any interest expense on the Due to Andrx.

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

From February 5, 1997 (inception) to December 31, 1997, the Company provided Andrx with software development services. The Company charged Andrx based on mutually agreed upon allocation methods. Software development services charged to Andrx were $95,927 for the period from February 5, 1997 (inception) to December 31, 1997. The Company did not provide Andrx with software development services for the year ended December 31, 1998.

In February 1997, Cybear entered into an agreement with Group One Enterprises, Inc. ("Group One"), a minority shareholder of the Company, whereby Group One agreed to provide certain consulting services to the Company. The agreement with Group One was terminated in 1997. Costs incurred for services provided by Group One were $68,000 for the period from February 5, 1997 (inception) to December 31, 1997.

In September 1998, Andrx agreed to sell to the Company's chairman 333,333 shares of Cybear common stock for $1 million or at its then current market price of $3.00 per share. Andrx will use such proceeds to fund its loan commitment to Cybear. As of December 31, 1998, Andrx had sold 233,333 shares to the Company's chairman for $700,000. In January 1999, Andrx sold the remaining 100,000 under this agreement to the Company's chairman for $300,000. As such transactions were effected at market prices, there is no impact on the Company's accompanying consolidated financial statements.

(9)      CONVERTIBLE PREFERRED STOCK

In February 1997, the Company issued 130,000 shares of convertible preferred stock to Group One for a promissory note of $30,000. The fair value of the convertible preferred stock was $0.23 per share as determined by the Company's Board of Directors. As of December 31, 1997, the promissory note was paid in full. The preferred stock issued had the same voting and dividend rights as the common stock but had a liquidation preference and was convertible into common stock of the Company on a one-for-one basis if the consulting agreement with Group One was terminated before an initial public offering. The agreement with Group One was terminated in 1997 and the 130,000 shares of preferred stock were converted into 130,000 shares of common stock.

(10)     STOCK INCENTIVE PLAN

The Company has reserved 1,000,000 shares of its common stock for issuance under its 1997 Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options are available to directors, officers, employees or consultants to the Company. The terms of each option agreement are determined by the Company's Board of Directors or its compensation committee (the "Committee"). The terms for, and exercise price at which any stock option may be awarded is to be determined by the Committee. Options granted under the Plan must be exercised within ten years of the date of grant, unless a shorter period is designated at the time of grant. In January 1999, the Company's Board of Directors approved an amendment to the Company's Plan increasing the number of shares issuable under the Plan by 800,000 to 1,800,000.

The Company accounts for options granted to employees under the Plan in accordance with the provisions of APB No. 25. Each stock option has an exercise price equal to the market price on the date of grant and, accordingly, no compensation expense has been recorded for any stock option grants to employees. Had compensation cost for the Company's stock options been based on fair value at the grant dates consistent with the methodologies of SFAS No. 123, the

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

Company's pro forma basic and diluted net loss and basic and diluted net loss per share would have been $1,590,717 and $0.12 for the period from February 5, 1997 (inception) to December 31, 1997 and $2,581,962 and $0.20 for the year ended December 31, 1998, respectively.

A summary of the Plan's activity is as follows:

                                                      OUTSTANDING                           EXERCISABLE
                                      ----------------------------------------------    -------------------
                                       NUMBER OF        EXERCISE PRICE PER SHARE                  WTD. AVG.
                                         SHARES      -------------------------------              EXERCISE
                                      UNDER OPTION     LOW       HIGH      WTD. AVG.    SHARES      PRICE
                                      ------------   ------     -----      ---------    ------    ---------
FEBRUARY 5, 1997 (INCEPTION)                --
Granted                                 350,000      $ 1.00     $1.00        $1.00
                                        -------
DECEMBER 31, 1997                       350,000        1.00      1.00         1.00         --      $  --
Granted                                 705,083        2.00      3.00         2.81
Forfeited                               (70,000)       1.00      1.00         1.00
                                        -------
DECEMBER 31, 1998                       985,083      $ 1.00     $3.00        $2.30      70,000     $ 1.00
                                        =======

                     OPTIONS OUTSTANDING AT                             EXERCISABLE OPTIONS AT
                        DECEMBER 31, 1998                                 DECEMBER 31, 1998
---------------------------------------------------------------         ------------------------
   RANGE OF                     WEIGHTED AVG.     WEIGHTED AVG.                    WEIGHTED AVG.
   EXERCISE                    REMAINING LIFE        EXERCISE                        EXERCISE
    PRICES          SHARES        (YEARS)             PRICE               SHARES       PRICE
-------------       -------    --------------     -------------         ---------  -------------
$1.00 - $1.00       280,000         8.2                1.0                70,000       $1.00
$2.00 - $2.00       130,500         9.4                2.0                   --          --
$3.00 - $3.00       574,583         9.8                3.0                   --          --
                    -------                                               ------
                    985,083         9.3                2.3                70,000       $1.00
                    =======                                               ======

The range of weighted average fair market value per share as of the grant date was $0.70 for the stock options granted during the period from February 5, 1997 (inception) to December 31, 1997 and $1.50 to $2.23 for the stock options granted during the year ended December 31, 1998. The fair market value of each option grant was estimated using the Black-Scholes option pricing model with the following assumptions:

                                    FOR THE PERIOD FROM
                                      FEBRUARY 5, 1997
                                       (INCEPTION) TO         FOR THE YEAR ENDED
                                     DECEMBER 31, 1997        DECEMBER 31, 1998
                                     -----------------        -----------------
Risk-free interest rate                      5.3%                    4.8%
Average life of options (years)              6.0                     4.5
Average volatility                            75%                     85%
Dividend yield                                 --                      --

                         CYBEAR, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1998

(11)     LITIGATION

On March 18, 1998, Andrx received a letter from counsel for Medix Resources, Inc. ("Medix") and its subsidiary, Cymedix Lynx Corporation ("Cymedix") alleging the theft and unlawful appropriation by Andrx, the Company, and certain directors, officers and employees of the Company and Andrx of certain computer medical software and internet medical communications technology allegedly owned by Cymedix. The letter demanded trebled damages totaling $396.6 million pursuant to the civil theft provisions of Florida law, including Florida's Racketeer Influenced and Corrupt Organization Act and certain other provisions of federal and state law. On March 23, 1998, the Company and Andrx filed a complaint against Medix and Cymedix in Broward County, Florida for libel and slander arising from the improper public dissemination of the contents of the aforesaid demand letter. On June 2, 1998, Medix, on behalf of Cymedix, filed a complaint against the Company, Andrx and certain of their directors, officers and employees in Hillsborough County, Florida making the same allegations as were reflected in the aforesaid demand letter. On December 22, 1998, the Medix complaint was provisionally dismissed and transferred to Broward County Florida by the Hillsborough County Court. In February 1999, this matter was settled, with all of the parties respectively releasing the others from any liability, through the payment to Medix of $125,000 which was accrued in the accompanying consolidated financial statements for the year ended December 31, 1998.

From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently a party to any other legal proceeding or aware of any other claim, the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on the Company's business, operating results and financial condition.

(12)     EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT (UNAUDITED)

In March 1999, the Company announced that it intends to file a registration statement for a public offering of its common stock. Cybear expects to complete such offering during the second quarter of 1999. No assurance can be given that the registration statement will be filed or that, if filed, the offering will be consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The directors and executive officers of Cybear are set forth below. All directors hold office for one year or until their successors have been elected and qualified. Vacancies in the existing Board are filled by majority vote of the remaining directors.

NAME                           AGE           POSITION(S) HELD
----                           ---           ----------------
John H. Klein                  52            Chairman and Director

Edward E. Goldman, M.D.        53            President, Chief Executive Officer
                                             and Director

Debra S. Richman               40            Executive Vice President-Business
                                             Development

Scott Lodin                    42            Secretary and Director

Alan P. Cohen                  43            Director

Joel L. Stocker                51            Vice President for Legal Affairs

JOHN H. KLEIN became the Chairman and a director of Cybear on September 1, 1998. Mr. Klein has been a director of Hackensack University Medical Center in New Jersey since 1997, and became a director of Sunbeam Corporation in February 1999. Mr. Klein was the Chief Executive Officer, Chairman of the Board and a director of MIM Corporation, a publicly traded pharmacy management company, from May 1996 to May 1998. From 1989 to 1994, Mr. Klein served as President, Chief Executive Officer, a director and a member of the Executive Committee of the Board of Directors of Zenith Laboratories, Inc. ("Zenith"), a manufacturer of multi-source generic pharmaceutical drugs, which was acquired by IVAX Corporation ("IVAX"), a major multi-source generic pharmaceutical manufacturer and marketer. From January 1995 to January 1996, Mr. Klein was a member of the Executive Committee of IVAX and was President of IVAX's North American Multi-Source Pharmaceutical Group.

EDWARD E. GOLDMAN, M.D. became the President and Chief Executive Officer of Cybear on September 1, 1998. From October 1985, he had served as founding partner and executive officer of PhyMatrix Corporation, a publicly traded physician practice management company, where he was Executive Vice President of Physician Development and Chief Medical Officer. From February 1983 to September 1994, he served as Chairman of Pal-Med Health Services, a multi-divisional healthcare company engaged in practice management, risk contracting and the operation of imaging centers, ambulatory surgeries and ancillary service facilities.

DEBRA S. RICHMAN joined Cybear as Executive Vice President--Business Development in August 1998. From 1996 to 1998, Ms. Richman was the Executive Vice President/Marketing for PhyMatrix. From 1994 to 1996 she was the Executive Vice President/Chief Operating Officer of CompreMedx Medical Management, Inc., a start-up physician management company. From 1989 to 1994 she had various positions with Caremark International (previously Baxter International), including as Vice President, Physician Networks and Vice President, Business Development, Orthopedic Services. Ms. Richman is also a Vice President and director of TIPAAA, which has an agreement with Cybear, as disclosed under "Business--Marketing."

SCOTT LODIN has been Secretary and a director of Cybear since February 5, 1997 (inception). He joined Andrx in January 1994 and is its Vice President, General Counsel and Secretary. Prior to joining Andrx, Mr. Lodin was Special Counsel to Hughes, Hubbard & Reed (and a predecessor law firm) in Miami, Florida, where he practiced primarily in the areas of corporate and commercial law for over 13 years.

ALAN P. COHEN was the Chairman and a director of Cybear from February 5, 1997 (inception) to August 31, 1998, when he resigned as Chairman upon John Klein's assuming such position. He remains a director of Cybear. Mr. Cohen has been the Chairman of the Board, Chief Executive Officer and a director of Andrx, which he founded in August 1992. He is a graduate of the University of Florida and is a registered pharmacist. In 1984, Mr. Cohen founded Best Generics, Inc., a generic drug distribution firm ("Best"), which was sold to IVAX Corporation ("IVAX") in 1988. Mr. Cohen served as President of Best from April 1989 until June 1990. Alan P. Cohen and certain members of his family controlled Corner Drugstore, Inc., a privately-held retail drugstore chain. Corner Drugstore, Inc. filed for reorganization under Chapter 11 of the United States Bankruptcy Code in December 1994.

JOEL L. STOCKER became Vice President for Legal Affairs in February of 1999. Mr. Stocker's career has focused on the representation of healthcare providers and insurers. Mr. Stocker founded and chaired the Health Law Department of Greenberg Traurig, P.A. At Greenberg

Traurig, Mr. Stocker co-chaired the firm's technology committee. Mr. Stocker was a principal shareholder at Greenberg and a member of the firm for 10 years. Prior to that, he managed Wood, Lucksinger and Epstein's Miami, Florida health law practice. Mr. Stocker is a graduate of the University of Michigan Law School.

Cybear is currently searching for a Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning compensation for 1998 received by the Chief Executive Officer (the "CEO"). No executive officer of Cybear received compensation in 1997 and 1998 in excess of $100,000. Mr. Cohen and Mr. Lodin are employees of Andrx and were compensated by Andrx.

                                             ANNUAL COMPENSATION
                                             -------------------
                                   FISCAL                           OTHER ANNUAL
NAME AND PRINCIPAL POSITION        YEAR      SALARY       BONUS     COMPENSATION
---------------------------        ----      ------       ------    ------------
Edward E. Goldman, M.D.            1998      $72,115        --            (1)
    President and CEO

(1) Dr. Goldman joined Cybear in September 1998. Pursuant to his employment agreement, Andrx has issued to Edward Goldman, upon payment of $50,000, a warrant to purchase 650,000 shares Cybear held by Andrx common stock at its then market price of $3.00 per share and stock options for 20,000 shares of common stock of Andrx having an exercise price per share of the fair market value of Andrx common stock at the close of business on the date of grant. See "Employment Agreements."

STOCK OPTION GRANTS IN 1998

No grants of stock options were made to the CEO during 1998.

COMPENSATION OF DIRECTORS

Non-employee directors of Cybear do not receive cash compensation for their services. Messrs. Cohen and Lodin are employees of Andrx and were compensated by Andrx. Messrs. Klein and Goldman are employees of Cybear.

EMPLOYMENT AGREEMENTS

Cybear entered into a five-year employment agreement effective as of September 15, 1998 with Edward Goldman, M.D. pursuant to which he serves as Cybear's President and Chief Executive Officer. The agreement provides for an annual salary of $250,000 during the first two years and $300,000 for the remaining three years. The agreement may be renewed for additional two-year periods upon the agreement of the parties.

The agreement also provides that Dr. Goldman will continue to receive his salary until the expiration of the term of the employment agreement if his employment is terminated by Cybear for any reason other than death or "good cause" or by Dr. Goldman by reason of a material breach of the agreement by Cybear. In the event of such a termination, Dr. Goldman is entitled to receive full compensation to which he would otherwise be entitled under the agreement as if he had not so terminated his employment and was continuing to serve as an employee thereunder for the full term of the agreement, payable in a single lump sum distribution in cash or in equivalent marketable securities of Andrx (without any present value adjustment) on the date of such termination.

In the event Dr. Goldman's employment with Cybear is terminated within six months following a "Change in Control" of Cybear, then Cybear is obligated to pay him on the date of such termination a single lump sum distribution (without any present value adjustment) equal to his salary for the remaining term of the agreement. Notwithstanding the foregoing, Dr. Goldman's employment will not be deemed terminated if, in lieu of his position with Cybear, Andrx or any other entity owned or controlled by Andrx offers him a replacement position, where he will perform similar executive duties and will receive a compensation package at least equal to the one set forth in the agreement; provided, however, that he is not required be appointed as president and chief executive officer of any entity, but rather that he shall continue to perform employment duties generally performed by senior management personnel of an entity in the healthcare industry.

In recognition of the potential value of Dr. Goldman to Cybear and to induce him to forego other employment opportunities, Andrx agreed to issue to Dr. Goldman upon payment of $50,000, a warrant to purchase 650,000 shares of Cybear common stock held by Andrx (the "Warrant") at its then market price of $3.00 per share. In addition, Andrx has issued to Dr. Goldman stock options for 20,000 shares of Andrx common stock having an exercise price, per share, of the fair market value of Andrx stock at the close of business on the date of grant. As such transactions were effected at market prices, there is no impact on Cybear's consolidated financial statements.

The stock to be issued pursuant to the exercise of the Warrant includes piggyback registration rights. The Warrant is exercisable commencing on April 30, 1999 (the "Warrant Exercise Date"). The Warrant shall be exercisable for a period of seven years after the Warrant Exercise Date, subject to contractual obligations with Andrx.

Cybear has entered into an employment agreement with Debra Richman, Cybear's Executive Vice President--Business Development. The agreement provides for a two-year term, a base salary of $160,000 and $80,000 in deferred compensation that is payable in eight $10,000 quarterly installments. Ms. Richman was also granted options to purchase 100,000 shares of Cybear's common stock at its then market price of $3.00 per share under Cybear's 1997 Stock Option Plan. The options will vest and become exercisable in two annual increments, as follows: two increments of 37,500 shares each will vest on the first and second anniversary of the agreement and the remaining 25,000 options will vest and become exercisable only if the agreement is renewed and then at the end of the first calendar year of a renewal period.

In the event that Ms. Richman's employment by Cybear is terminated by Cybear prior to the expiration of the initial two-year term for any reason that does not constitute cause (as defined in the agreement), she will be entitled to receive the balance of any unpaid base compensation for the remaining portion of the initial term and any remaining unpaid portion of the deferred compensation, as well as any accrued entitlements, including any unused vacation and unreimbursed business expenses. In addition in the event of such termination of employment by Cybear for other than cause during the first year of her employment, options to purchase 50,000 shares shall accelerate and become vested, and, if in the event of such termination during the second year of employment, options to purchase 37,500 shares shall accelerate and become vested.

Messrs. Cohen and Lodin are employees of Andrx and do not have employment agreements with Cybear. Cybear does not have any agreements, plans or understandings to pay any cash compensation to Messrs. Cohen and Lodin for serving as directors or officers of Cybear. Mr. Lodin spends approximately 20% of his time on Cybear matters.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Cybear had no compensation committee during 1998. Messrs. Cohen and Lodin participated in deliberations of Cybear's Board of Directors concerning compensation of executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of Cybear's common stock as of March 26, 1999, by (i) each person owning more than 5% of such common stock, (ii) each director and executive officer; and (iii) by all directors and executive officers as a group:

NAME AND ADDRESS OF                                AMOUNT AND NATURE OF             PERCENT OF CLASS
BENEFICIAL OWNER(1), (2)                           BENEFICIAL OWNERSHIP                OUTSTANDING
------------------------                           --------------------                -----------
Andrx Corporation                                      12,536,667                         94.5%

John Klein                                                333,333                          2.5%

Edward E. Goldman, M.D.                                         -                            -

Debra Richman                                                   -                            -

Scott Lodin                                            12,536,667(3)                      94.5%

Alan P. Cohen                                          12,536,667(3)                      94.5%

Joel L. Stocker                                                 -                            -

All directors and executive officers as
a group (six persons)                                  12,870,000                         97.0%

---------------------------------------
(1) Except as indicated, the address of each person named in the table is c/o Cybear, Inc., 5000 Blue Lake Drive, Suite 200, Boca Raton, Florida 33431.

(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock listed, which include shares of common stock that such persons have the right to acquire a beneficial interest within 60 days from the date of this Report.

(3)  Represents shares owned indirectly by Andrx Corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Messrs. Cohen and Lodin are executive officers of Andrx and none of such persons are required to commit his full time to the affairs of Cybear and it is likely that such persons will not devote a substantial amount of time to the affairs of Cybear. Such personnel may have conflicts of interest in allocating management time among various business activities. Since its inception in February 1997, Andrx has funded substantially all of Cybear's operations through loans or purchases of shares of Cybear common stock. As of December 31, 1998, such funding including interest amounted to $5,857,179. Andrx and Cybear have entered into a corporate services agreement pursuant to which Andrx provides certain legal, financial and administrative services to Cybear in exchange for $120,000 per annum. Andrx and Cybear have also entered into a tax allocation agreement pursuant to which Cybear will be responsible for its tax liabilities as if it had filed separate income tax returns. Cybear recorded a tax benefit of $1,900,000 for the year ended December 31, 1998 reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement.

In September 1998, Andrx agreed to sell John Klein, the Chairman of Cybear, 333,333 shares of Cybear common stock for $1,000,000 or its then market price of $3.00 per share. As of March 15, 1999, Andrx had sold the 333,333 shares of Cybear common stock for $1,000,000. Andrx will use such proceeds to fund its loan commitment to Cybear. As such transactions were effected at market prices, there is no impact on Cybear's consolidated financial statements.

In September 1998, Andrx agreed to issue to Edward Goldman, M.D., Cybear's President, upon payment of $50,000, a warrant to purchase 650,000 shares of Cybear common stock held by Andrx (the "Warrant") at its then market price of $3.00 per share. In addition, Andrx issued to Dr. Goldman stock options for 20,000 shares of Andrx common stock having an exercise price, per share, of the fair market value of Andrx stock at the close of business on the date of grant. The stock to be issued pursuant to the exercise of the Warrant includes piggyback registration rights. The Warrant is exercisable commencing on April 30, 1999 (the "Warrant Exercise Date"). The Warrant shall be exercisable for a period of seven years after the Warrant Exercise Date, subject to contractual obligations with Andrx. As such transactions were effected at market prices, there is no impact on Cybear's consolidated financial statements.

In November, 1998, Cybear entered into a five year sublease agreement with Strategy Business and Technology Solutions, LLC (the "Lessor"), a company owned by John Klein, whereby Cybear leases approximately 4,000 square feet of office space in Ridgefield Park, New Jersey, to house its business development and sales activities. Cybear agreed to pay the Lessor $10,000 and $417 per month in base rent and electricity, respectively. In addition, Cybear agreed to pay a security deposit of $20,000. For the year ended December 31, 1998, Cybear has recorded an expense of $20,834 relative to this lease which had not been paid as of December 31, 1998.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a description of a credit agreement and other funding obligations of Andrx to Cybear.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report

         (1)      Financial Statements.

         See the Index to Consolidated Financial Statements contained in Item 8 of this Report for a description of Cybear's Consolidated Financial Statements filed with this Report.

         (2)      Consolidated Financial Statement Schedules

         All schedules for which provision is made in applicable regulations of the Commission are not required under the related instructions, are inapplicable or the required information has been included in Cybear's consolidated financial statements and therefore such schedules have been omitted.

         (3)      Exhibits

EXHIBIT           DESCRIPTION

 3.1              Registrant's Certificate of Incorporation, as amended
 3.2              Registrant's Bylaws (1)
10.1              Stock Option Plan*
10.2              Employment Agreement between the Registrant and Edward
                  Goldman, M.D.*
10.3              Employment Agreement between the Registrant and Debra Richman*
10.4 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers*
10.5              Corporate Services Agreement between the Registrant and Andrx
                  Corporation(1)
10.6              Credit Agreement between Andrx Corporation and the
                  Registrant(1)
10.7              Tax Allocation Agreement between Andrx Corporation and the
                  Registrant
10.8 Lease Agreement relating to premises located at 5000 Blue Lake Dr., Suite 200, Boca Raton, Florida
10.9 First Amendment to Lease Agreement relating to premises located at 5000 Blue Lake Dr., Suite 200, Boca Raton, Florida
10.10 Lease Agreement relating to premises located at 105 Challeger Rd., Ridgefield Park, New Jersey
27.1              Financial Data Schedule (SEC use only)
---------------------------
*      Management Compensation Plan or Arrangement.

(1) Previously filed as an Exhibit to the Registrant's Registration Statement on Form SB-2, including the post-effective amendments thereto
       (File No. 333-24671) and incorporated herein by reference.

(b)      Reports On Form 8-K

         On December 7, 1998, the Registrant filed a Current Report of 8-K to disclose the acquisition by merger of Cybear, Inc., a Florida corporation and certain related matters.

(c)      Item 601 Exhibits

         The exhibits required by Item 601 of Regulation S-K are set forth in
(a)(3) above.

(d)      Financial Statement Schedules

         The financial statement schedules required by Regulation S-K are set forth in (a)(2) above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CYBEAR, INC.

                            By:  /s/ EDWARD E. GOLDMAN
                                 ----------------------------------------------
                                 Edward E. Goldman, M.D.
                                 President, Chief Executive Officer and Director

Date:  March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                               DATE
---------                    -----                                               ----
/s/ JOHN H. KLEIN            Chairman and Director                               March 29, 1999
---------------------
John H. Klein

/s/ EDWARD E. GOLDMAN        President, Chief Executive Officer and Director     March 29, 1999
---------------------        (Principal Executive and Financial Officer)
Edward E. Goldman, M.D.

/s/ CLAUDE BERTRAND          Controller                                          March 29, 1999
---------------------        (Principal Accounting Officer)
Claude Bertrand

/s/ DEBRA RICHMAN            Executive Vice President-Business                   March 29, 1999
---------------------        Development
Debra Richman

/s/ ALAN COHEN               Director                                            March 29, 1999
---------------------
Alan Cohen

/s/ SCOTT LODIN              Vice President, General Counsel, Secretary          March 29, 1999
---------------------        and Director
Scott Lodin

                                 EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
 3.1              Registrant's Certificate of Incorporation, as amended
10.1              Stock Option Plan*
10.2              Employment Agreement between the Registrant and Edward
                  Goldman*
10.3              Employment Agreement between the Registrant and Debra Richman*
10.4              Form of Indemnification Agreement between the Registrant and each of its directors and executive officers*
10.7              Tax Allocation Agreement between Andrx Corporation and the
                  Registrant
10.8              Lease Agreement relating to premises located at 5000 Blue Lake
                  Dr., Suite 200, Boca Raton, Florida
10.9              First Amendment to Lease Agreement relating to premises
                  located at 5000 Blue Lake Dr., Suite 200, Boca Raton, Florida
10.10             Lease Agreement relating to premises located at 105 Challeger
                  Rd., Ridgefield Park, New Jersey
27.1              Financial Data Schedule (SEC use only)
---------------------------
*      Management Compensation Plan or Arrangement.