Form 10-Q
period 1999-03-31
CYBEAR INC
filed 1999-05-14
CIK 1036824

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                          Commission File No. 333-24671

                                  CYBEAR, INC.
             (Exact name of Registrant as specified in its charter)

          DELAWARE                                               13-3936988
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

5000 BLUE LAKE DRIVE, SUITE 200
      BOCA RATON, FLORIDA                                           33431
--------------------------------                             -------------------
     (Address of principal                                       (Zip Code)
        executive offices

                                 (561) 999-3500
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

The number of shares outstanding of the Registrant's Common Stock is 13,269,400 (as of May 6, 1999).

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                  CYBEAR, INC.
                             INDEX TO THE FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

             Unaudited Balance Sheets as of December 31, 1998
               and March 31, 1999                                              3

             Unaudited Statements of Operations for the three months ended
               March 31, 1998 and 1999 and for the cumulative period from
               February 5, 1997 (inception) to March 31, 1999                  4

             Unaudited Statements of Cash Flows for the three months ended
               March 31, 1998 and 1999 and for the cumulative period from
               February 5, 1997 (inception) to March 31, 1999                  5

             Notes to Unaudited Financial Statements                           6

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                               8

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                   15

SIGNATURES                                                                    16

                                  CYBEAR, INC.
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  CYBEAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            UNAUDITED BALANCE SHEETS

                                                                       DECEMBER 31,       MARCH 31,
                                                                           1998             1999
                                                                       -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                                            $     3,983       $   325,479
  Receivable from Blue Lake Ltd.                                           366,000                --
  Prepaid expenses                                                         194,385           348,091
                                                                       -----------       -----------
    Total current assets                                                   564,368           673,570

Property and equipment, net                                              2,406,629         3,310,013

Software development costs, net                                            358,000           402,444

Other assets                                                                 2,954            84,242
                                                                       -----------       -----------

      Total assets                                                     $ 3,331,951       $ 4,470,269
                                                                       ===========       ===========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                     $ 1,153,059       $   613,215
  Accrued liabilities                                                      301,782           328,598
  Due to Andrx Corporation                                               2,344,727         5,420,624
                                                                       -----------       -----------
    Total current liabilities                                            3,799,568         6,362,437
                                                                       -----------       -----------

Shareholders' deficit:
Convertible preferred stock, $.01 par value;
  2,000,000 shares authorized, none issued and
  outstanding at December 31, 1998 and March 31, 1999                           --                --
Common stock, $.001 par value; 25,000,000 shares
  authorized, 13,269,400 shares issued and
  outstanding at December 31, 1998 and March 31, 1999                       13,269            13,269
Additional paid-in-capital                                               3,558,695         3,649,057
Deficit accumulated during development stage                            (4,039,581)       (5,554,494)
                                                                       -----------       -----------
    Total shareholders' deficit                                           (467,617)       (1,892,168)
                                                                       -----------       -----------

      Total liabilities and shareholders' deficit                      $ 3,331,951       $ 4,470,269
                                                                       ===========       ===========



            The accompanying notes to unaudited financial statements
                   are an integral part of the balance sheets.

                                  CYBEAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                               THREE MONTHS ENDED             CUMULATIVE FROM
                                                                   MARCH 31,                  FEBRUARY 5, 1997
                                                          ------------------------------       (INCEPTION) TO
                                                             1998                1999          MARCH 31, 1999
                                                          ------------       -----------       --------------
Revenues:
  Software development services to Andrx Corporation      $         --       $         --       $     95,927
                                                          ------------       ------------       ------------

Operating expenses:
  Software development                                         305,793            494,311          3,061,230
  Selling, general and administrative                          224,681          2,330,604          5,275,635
  Write-off of software license                                     --                 --            159,897
  Litigation settlement charge                                      --                 --            125,000
                                                          ------------       ------------       ------------

Total operating expenses                                       530,474          2,824,915          8,621,762
                                                          ------------       ------------       ------------

Loss from operations                                          (530,474)        (2,824,915)        (8,525,835)

Other income (expense):
  Interest expense on due to Andrx Corporation                 (32,102)           (90,513)          (329,174)
  Interest income                                                   --                515                515
                                                          ------------       ------------       ------------

Loss before income taxes                                      (562,576)        (2,914,913)        (8,854,494)

Income tax benefit                                                  --          1,400,000          3,300,000
                                                          ------------       ------------       ------------

Net loss                                                  $   (562,576)      $ (1,514,913)      $ (5,554,494)
                                                          ============       ============       ============

Basic and diluted net loss per share                      $      (0.04)      $      (0.11)      $      (0.43)
                                                          ============       ============       ============

Basic and diluted weighted average shares of common
  stock outstanding                                         13,000,000         13,269,400         12,947,899
                                                          ============       ============       ============


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements.

                                  CYBEAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       UNAUDITED STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDED              CUMULATIVE FROM
                                                                           MARCH 31,                 FEBRUARY 5, 1997
                                                                ------------------------------       (INCEPTION) TO
                                                                    1998               1999          MARCH 31, 1999
                                                                ------------       ------------      --------------

Cash flows from operating activities:
  Net loss                                                      $   (562,576)      $ (1,514,913)      $ (5,554,494)
  Adjustments to reconcile net loss to net cash used in
  operating activities -
    Write-off of software license                                         --                 --            159,897
    Provision for litigation settlement                                   --                 --            125,000
    Depreciation and amortization                                     20,383            190,982            395,626
    Changes in operating assets and liabilities:
      Receivable from Blue Lake Ltd.                                      --            366,000                 --
      Prepaid expenses                                                11,903           (153,706)          (348,091)
      Other assets                                                        --            (20,800)           (23,754)
      Accounts payable                                               (27,585)          (539,844)           613,215
      Accrued liabilities                                            (39,385)            26,816            203,598
                                                                ------------       ------------       ------------
        Net cash used in operating activities                       (597,260)        (1,645,465)        (4,429,003)
                                                                ------------       ------------       ------------

Cash flows from investing activities:
  Purchases of property and equipment                                (69,596)        (1,053,936)        (3,635,594)
  Capitalized software development costs                                  --            (55,000)          (413,000)
  Purchase of software license                                            --                 --           (160,000)
                                                                ------------       ------------       ------------
        Net cash used in investing activities                        (69,596)        (1,108,936)        (4,208,594)
                                                                ------------       ------------       ------------

Cash flows from financing activities:
  Advances from Andrx Corporation                                    666,856          4,475,897         11,733,076
  Payments from Andrx Corporation for utilization of
    Cybear's tax attributes                                               --         (1,400,000)        (3,300,000)
  Proceeds from issuance of shares of common stock                        --                 --            500,000
  Proceeds from promissory note issued for purchase
    of shares of convertible preferred stock                              --                 --             30,000
                                                                ------------       ------------       ------------
        Net cash provided by financing activities                    666,856          3,075,897          8,963,076
                                                                ------------       ------------       ------------

Net  increase in cash                                                     --            321,496            325,479
Cash, beginning of period                                              1,000              3,983                 --
                                                                ------------       ------------       ------------
Cash, end of period                                             $      1,000       $    325,479       $    325,479
                                                                ============       ============       ============

Supplemental disclosure of non-cash activities:
Conversion of due to Andrx into additional paid-in capital      $         --       $         --       $  3,012,452
                                                                ============       ============       ============


            The accompanying notes to unaudited financial statements
                    are an integral part of these statements.

                                  CYBEAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

(1)      GENERAL

         In the opinion of management, the accompanying unaudited financial statements have been prepared by Cybear, Inc. ("Cybear" or the "Company") pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The unaudited results of operations and the unaudited cash flows for the three months ended March 31, 1999, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1999. The unaudited financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

(2)      REGISTRATION STATEMENT

         On April 20, 1999, the Company filed a registration statement for a public offering of primary shares of its common stock. No assurance can be given that this offering will be consummated.

(3)      INCOME TAXES

         Cybear's taxable results are included in the consolidated income tax return of Andrx Corporation ("Andrx"). Cybear's taxable results will be included in the consolidated income tax return of Andrx as long as Andrx owns at least 80% of the common stock of Cybear. For the three months ended March 31, 1998, the Company did not record any income tax provision or benefit. For the three months ended March 31, 1999, the Company recorded $1,400,000 in income tax benefit. The Company and Andrx have a tax allocation agreement that provides, amongst other things, for the allocation of federal income tax liabilities to the Company at the approximate amounts which would have been computed as if the Company had filed separate income tax returns. The income tax benefit reflects the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. As of March 31, 1999, Cybear did not have any tax net operating loss carryforwards as all of Cybear's tax attributes to date have been used by Andrx.

(4)      NET LOSS PER SHARE

         For the three months ended March 31, 1998 and 1999, basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in diluted loss per share.

                                  CYBEAR, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


(5)      RELATED PARTY TRANSACTIONS

         The Company and Andrx have a corporate services agreement whereby Andrx provides the Company with various services of its management such as executive management, accounting and finance, legal, payroll and human resources. For the three months ended March 31, 1998 and 1999, the Company incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair market value. Costs for such services were $30,000 for the three months ended March 31, 1998 and 1999, respectively.

         The Company and Andrx have a tax allocation agreement that provides, amongst other things, for the allocation of federal income tax liabilities to the Company at the approximate amounts which would have been computed as if the Company had filed separate income tax returns. The Company recorded a tax benefit of $1,400,000 for the three months ended March 31, 1999 reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement (see Note 3).

         Due to Andrx in the accompanying unaudited balance sheets represents advances from Andrx to fund the Company's operations and the related accrued interest. Such advances bear interest at prime (7.75% at March 31, 1999) plus 1/2%. On November 20, 1998, upon consummation of the merger with 1997 Corp., the then outstanding Due to Andrx of $3,012,452 was converted into additional paid-in capital to the Company. In September 1998, Andrx and Cybear entered into a credit agreement with respect to Andrx's funding obligations to Cybear. The credit agreement provides that Andrx will continue to fund Cybear's operations until Cybear is in a position to raise at least $4,000,000 on its own (whether through debt or equity) or 12 months from the consummation of the merger with 1997 Corp., whichever date is earlier and that Andrx will make at least $3,000,000 available to Cybear on Cybear's demand. The Company recorded $32,102 in interest expense on the Due to Andrx for the three months ended March 31, 1998 and $90,513 for the three months ended March 31, 1999. As of March 31, 1999, the Company has not paid any interest on the Due to Andrx.

         The Company subleases 4,000 square feet of office space in Ridgefield Park, New Jersey from Strategy Business and Technology Solutions, LLC, a company owned by the chairman of the Company, to house its business development and sales activities. The lease provides for $120,000 and $5,000 in annual base rent and electricity, respectively, and has a five-year term commencing on November 1, 1998. The Company recorded $33,125 in rent expense relative to this lease for the three months ended March 31, 1999.

                                  CYBEAR, INC.
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOME OF THE INFORMATION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY USE OF TERMS LIKE "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE" AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. YOU SHOULD BE AWARE THAT THE ACTUAL RESULTS OF CYBEAR, INC. ("CYBEAR" OR THE "COMPANY") COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING OUR LIMITED OPERATING HISTORY AND SUBSTANTIAL OPERATING LOSSES, AVAILABILITY OF CAPITAL RESOURCES, ABILITY TO EFFECTIVELY COMPETE, ECONOMIC CONDITIONS, UNANTICIPATED DIFFICULTIES IN PRODUCT DEVELOPMENT, ABILITY TO GAIN MARKET ACCEPTANCE AND MARKET SHARE, ABILITY TO MANAGE GROWTH, RELIANCE ON SHORT-TERM NON-EXCLUSIVE CONTRACTS, INTERNET SECURITY RISKS AND UNCERTAINTY RELATING TO THE EVOLUTION OF THE INTERNET AS A MEDIUM FOR COMMERCE, DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS, DEPENDENCE ON OUR KEY PERSONNEL, ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY, YEAR 2000 PROBLEMS AND THE IMPACT OF FUTURE GOVERNMENT REGULATION ON OUR BUSINESS. YOU SHOULD ALSO CONSIDER CAREFULLY THE RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN OUR FILINGS WITH THE
U.S. SECURITIES AND EXCHANGE COMMISSION (THE "SEC").

INTRODUCTION

         Cybear, a Delaware corporation in the development stage, was incorporated on February 5, 1997. As of March 31, 1999, Cybear was 94% owned by Andrx Corporation ("Andrx"). Cybear is an information technology company using the Internet and Internet-based applications designed to improve the efficiency of day-to-day administrative and communications tasks of healthcare providers that interact to manage patient care. Cybear has focused its efforts on developing its Solutions product line, an Internet service provider system that provides information and Internet-based productivity applications to physicians, physician organizations, pharmacies and hospitals. In March 1999, Cybear introduced its first Solutions product, Solutions MD, which addresses the communications and operational needs of physicians. Cybear's other Solutions products, derived from Solutions MD, will provide Internet-based productivity software applications and communication networks for other constituents of the healthcare community. As of March 31, 1999, Cybear has not yet generated any revenue from its Solutions MD product. From February 5, 1997 (inception) through March 31, 1999, Cybear's principal activities have consisted of developing its products, establishing its administrative, selling and marketing, customer support and network operations infrastructure and providing software development services to Andrx. Consequently, Cybear is considered to be in the development stage for financial reporting purposes.

RECENT MERGER. On November 20, 1998, Cybear, Inc. ("Cybear, Inc. (FL)"), a Florida corporation, merged with 1997 Corp. (the "Merger") pursuant to a Merger Agreement and Plan of Reorganization, dated July 15, 1998 (the "Merger Agreement"). 1997 Corp. was a "blank check" company that had a registration statement on file with the SEC to seek a business combination with an operating entity. Upon consummation of the Merger, Cybear, Inc. (FL) became a wholly owned subsidiary of 1997 Corp. and 1997 Corp. changed its name to Cybear, Inc. 1997 Corp. (now called Cybear, Inc.) remains the continuing registrant for SEC reporting purposes. The Merger was intended to be a tax-free reorganization for federal income tax purposes and was treated as a recapitalization of Cybear, Inc. (FL) for accounting and financial reporting purposes. The result of the Merger was that the holders of Cybear Inc. (FL)'s common stock prior to the Merger own 13,000,000 shares of Cybear, Inc.'s common stock or approximately 98% of Cybear, Inc.'s common stock and 1997 Corp.'s original shareholders own 269,400 shares of Cybear, Inc.'s common stock or approximately 2% of Cybear, Inc.'s common stock. In March 1999, Cybear Inc. (FL) was merged into Cybear, Inc.

PRODUCTS AND SOURCES OF REVENUE. Cybear introduced Solutions MD to the healthcare community in March 1999. With respect to Solutions MD, Cybear anticipates that its revenues will initially consist of recurring revenues from product subscriptions. Solutions MD is sold to subscribers on an individual monthly subscription basis with the monthly subscription fee for the basic product package initially set at $24.95 per user. A premium package with more applications is expected to be released in the second half of 1999 at a monthly subscription fee of $34.99. Cybear may consider giving subscription discounts for paid-in-advance contracts. Subscribers will also be able to purchase additional services for additional fees. Currently, all subscriptions are on a month-to-month basis, payable in advance. Advance billings and collections relating to future product usage will be recorded as deferred revenue and recognized when revenue is earned. If Cybear is successful in building its subscriber base, brand recognition and increasing traffic on its web site, Cybear expects to generate additional revenues through advertising and sponsorships on its Solutions products.

         Advertising revenues will be derived principally from short-term contracts in which Cybear will guarantee a minimum number of page impressions to be delivered to subscribers over a specified period of time for a fixed fee. Sponsorship revenues will be derived principally from contracts that have typically longer terms than standard advertising contracts and will involve more integration with Cybear's services, such as the placement of logos on the home page or other sections of Cybear's applications. Revenues on advertising and sponsorship contracts will be recognized ratably in the period in which the advertisement is displayed, provided that no significant Cybear obligations remain, at the lesser of the ratio of impressions delivered over the total guaranteed impressions or the straight line basis over the term of the contract. To the extent that minimum guaranteed impressions are not met, Cybear will defer recognition of the corresponding revenues until the guaranteed impressions are achieved.

         With respect to its management applications products, Cybear plans to build a customer base consisting of physician organizations, pharmacies and hospitals and anticipates that its primary source of revenues derived from such management applications products will be in the form of transaction fees. Cybear will recognize revenue when services are provided.

         Cybear's strategy is to rapidly develop a broad customer base and a source of revenue by marketing Solutions MD and its other Solutions products once introduced, which are intended to provide a one-stop location on the Internet for the healthcare community to locate relevant news, healthcare-related information and customizable features unique to each user. Cybear's launched product, Solutions MD, will provide a base for the marketing of Cybear's other Solutions products to the healthcare industry.

         Over the next year, Cybear intends to build on its Solutions MD by introducing further products such as Solutions Net, Solutions Rx and Solutions Hosp that are targeted to other areas of the healthcare community such as pharmacists, independent practice associations and hospitals. These products will have many of the same features as Solutions MD with certain different applications and services tailored to the target market.

         Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. As of March 31, 1999, Cybear had an accumulated deficit of $5,554,494. In addition, Cybear intends to continue to invest heavily in its product development, network operations, customer support, sales and marketing and administrative areas. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may not achieve or sustain profitability.

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

         Cybear's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, some of which are outside its control. These factors include: the number of subscribers to Solutions MD and their use of the site, market acceptance of Cybear's products, Cybear's ability to release its connectivity products in a timely manner and attract advertisers or sponsors for Cybear's web site, fees Cybear may pay for distribution, service or content agreements and promotional arrangements or other costs Cybear may incur as it expands its operations, Cybear's ability to attract and retain personnel with the necessary strategic, technical and creative skills required to develop its products and service its customers, the amount and timing of capital expenditures and other costs relating to the expansion of Cybear's operations, the introduction of new products or services by Cybear or its competitors, pricing changes in the industry, technical difficulties in the use of the Internet or Cybear's web site, system downtime, undetected software errors, the level of traffic on Cybear's web site and the level of usage of the Internet generally, future government regulations that may affect healthcare or the Internet and general economic conditions.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 ("1998 QUARTER"), AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 ("1999 QUARTER").

         Cybear had no revenues for the 1998 Quarter and the 1999 Quarter as it is a development stage company.

         Software development costs were $305,793 for the 1998 Quarter compared to $494,311 for the 1999 Quarter. Software development costs include outside consultant fees, payroll, benefits and housing expenses of employees involved in the creation, design and development of Cybear's products. The increase in the software development costs for the 1999 Quarter reflects the progress and expansion of Cybear's development activities.

         Selling, general and administrative expenses were $224,681 for the 1998 Quarter compared to $2,330,604 for the 1999 Quarter. Selling, general and administrative expenses include costs incurred in the areas of sales and marketing, network operations and maintenance, administration, and customer support. The increase in selling, general and administrative expenses for the 1999 Quarter relates to the establishment of the administrative, selling and marketing and customer support infrastructure and the establishment of a network operations center.

         Interest expense was $32,102 for the 1998 Quarter compared to $90,513 for the 1999 Quarter. Interest expense represents interest on advances from Andrx under the Credit Agreement between the two companies to fund Cybear's operations. These net advances, including interest, amounted to $2,344,727 and $5,420,624 at December 31, 1998 and March 31, 1999, respectively, and bear interest at prime (7.75% at March 31, 1999) plus 1/2%.

         Cybear's taxable results are included in the consolidated income tax return of Andrx. Cybear's taxable results will be included in the consolidated income tax return of Andrx as long as Andrx owns at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement that provides, among other things, for the allocation of federal income tax liabilities to Cybear at the approximate amounts that would have been computed as if Cybear had filed separate income tax returns. Cybear recorded a tax benefit of $1,400,000 for the 1999 Quarter reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. As of March 31, 1999, Cybear did not have any tax net operating loss carryforwards as all of Cybear's tax attributes to date have been used by Andrx.

LIQUIDITY AND CAPITAL RESOURCES

         From February 5, 1997 (inception) through March 31, 1999, Cybear incurred a net loss of $5,554,494 and has been and continues to be dependent upon funding from Andrx. As of March 31, 1999, Cybear owed Andrx $5,420,624. As of March 31, 1999, Cybear had $325,479 in cash and a working capital deficit of $5,688,867 comprised mainly of the Due to Andrx of $5,420,624.

         Net cash used in operating activities for the 1998 Quarter was $597,260 compared to $1,645,465 for the 1999 Quarter. In the 1998 Quarter, net cash used in operating activities was primarily attributable to Cybear's loss from operations and decreases in accounts payable and accrued liabilities. In the 1999 Quarter, net cash used in operating activities was primarily attributable to Cybear's loss from operations and decrease in accounts payable, offset by the collection of the receivable from Blue Lake Ltd. (the "Landlord") reflecting the Landlord's payment for a portion of the leasehold improvements incurred by Cybear to its corporate headquarters and network operations center.

         Net cash used in investing activities for the 1998 Quarter was $69,596 compared to $1,108,936 for the 1999 Quarter. In the 1998 Quarter, Cybear invested $69,596 in capital expenditures consisting mainly of computer hardware and software and furniture used in its software development activities. In the 1999 Quarter, Cybear invested $1,053,936 in capital expenditures consisting mainly of computer hardware and software used in the establishment of its network operations center and the development of its products, leasehold improvements to the rented space housing its corporate headquarters and network operations center and furniture for its corporate headquarters. Cybear also capitalized $55,000 in software development costs associated with the development of Solutions MD.

         Net cash provided by financing activities for the 1998 Quarter was $666,856 compared to $3,075,897 for the 1999 Quarter. In the 1998 Quarter, net cash provided by financing activities consisted of advances from Andrx to fund Cybear's operations. In the 1999 Quarter, net cash provided by financing activities consisted of advances from Andrx to fund Cybear's operations and the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. The advances bear interest at prime (7.75% at March 31, 1999) plus 1/2%.

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

         Cybear anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its products and establish its sales and marketing, network operations, customer support and administrative organizations. Cybear currently anticipates that its available cash resources and available funding from Andrx will be sufficient to meet its presently anticipated working capital and capital expenditure requirements through 1999. Based on Andrx's most recent financial statements, Cybear believes that Andrx currently has the resources to fund Cybear's cash requirements through 1999.

         On April 20, 1999, the Company filed a registration statement for a public offering of primary shares of its common stock. If the offering is consummated, the Company will have sufficient funds to conduct its business for at least the next twelve months. No assurance can be given that this offering will be consummated.

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

         Based upon its identification and assessment efforts to date, Cybear believes that certain of the computer equipment and software it currently uses will require replacement or modification. In the ordinary course of replacing computer equipment and software, Cybear will attempt to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, Cybear began its Year 2000 identification, assessment, remediation and testing efforts in the fourth quarter 1998 and expects to complete such activities by the end of the third quarter 1999 and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. Cybear estimates that as of April 30, 1999, it had completed approximately 45% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 55% of the initiatives are in process and expected to be completed on or about the end of the third quarter 1999.

         Cybear has also mailed letters to its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. For those significant vendors and service providers that have not provided written assurance that they are Year 2000 compliant, Cybear is developing contingency plans to address issues that might arise from interfaces with such entities.

         Cybear believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by Cybear with respect to Year 2000 issues of third parties, will not exceed $500,000 and will be funded from current existing financial resources. As of the date of this report, Cybear had incurred costs of approximately $55,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for planning, analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 efforts have not been and are not expected to be materially delayed.

         Cybear has initiated a comprehensive analysis of the operational problems and costs (including loss of revenues) that would be reasonably likely to result from the failure by Cybear and certain third parties to complete efforts necessary to achieve Year 2000 compliance on a timely basis. A contingency plan for dealing with the most reasonably likely worst case scenario is under development and should be completed by December 31, 1999.

         The costs of Cybear's Year 2000 identification, assessment, remediation and testing efforts and the dates on which Cybear believes it will complete such efforts are based upon management's best estimates, which were derived using numerous assumptions regarding future events, including the continued availability of certain resources, third-party remediation plans, and other factors. Cybear cannot assure that these estimates will prove to be accurate, and actual results could differ materially from those currently anticipated. Specific factors that could cause such material differences include, but are not limited to, the availability and cost of personnel trained in Year 2000 issues, the ability to identify, assess, remediate and test all relevant computer codes and embedded technology and other similar uncertainties. In addition, variability of definitions of "compliance with Year 2000" and the variety of different products and services and combinations thereof sold by Cybear may lead to claims relating to Year 2000 compliance whose impact on Cybear is not currently estimable. Cybear cannot provide assurance that the aggregate cost of defending and resolving such claims, if any, will not materially adversely affect Cybear's results of operations.

                                  CYBEAR, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     27.1        Financial Data Schedule (SEC use only)

(b)  Reports on Form 8-K:

     None

                                  CYBEAR, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

                       By: /s/ EDWARD E. GOLDMAN, M.D.
                              -------------------------------------------
                       Name:  Edward E. Goldman, M.D.
                       Title: President and Chief Executive Officer
                              (Principal Executive and Financial Officer)



                       By: /s/ CLAUDE BERTRAND
                              --------------------------------
                       Name:  Claude Bertrand
                       Title: Vice President and Controller
                              (Principal Accounting Officer)


May 14, 1999

                                 EXHIBIT INDEX

EXHIBIT                             DESCRIPTION
-------                             -----------

 27.1        Financial Data Schedule