Form 10-Q
period 1999-06-30
CYBEAR INC
filed 1999-08-16
CIK 1036824

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                           Commission File No. 0-26389

                                  CYBEAR, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                              13-3936988
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

5000 Blue Lake Drive, Suite 200
      Boca Raton, Florida                                           33431
-------------------------------                              -------------------
     (Address of principal                                        (Zip Code)
       executive offices)

                                 (561) 999-3500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares outstanding of the Registrant's Common Stock is 17,184,787 (as of August 3, 1999).

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                  CYBEAR, INC.
                             INDEX TO THE FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                                                     PAGE NUMBER
                                                                     -----------

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Unaudited Balance Sheets
                 as of June 30, 1999 and December 31, 1998                3

                 Unaudited Statements of Operations
                 for the three and six months ended
                 June 30, 1999 and 1998                                   4

                 Unaudited Statements of Cash Flows
                 for the six months ended
                 June 30, 1999 and 1998                                   5

                 Notes to Unaudited Financial Statements                  6

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            9

PART II. OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                                16

                                  CYBEAR, INC.
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                  CYBEAR, INC.
                            UNAUDITED BALANCE SHEETS

                                                                  JUNE 30,        DECEMBER 31,
                                                                   1999              1998
                                                               ------------      ------------
ASSETS
Current assets:
  Cash and cash equivalents                                    $ 50,907,296      $      3,983
  Accounts receivable                                                25,000                --
  Receivable from Blue Lake Ltd.                                         --           366,000
  Prepaid expenses and other current assets                         321,764           194,385
                                                               ------------      ------------
    Total current assets                                         51,254,060           564,368

Property and equipment, net                                       3,561,716         2,406,629

Product development costs, net                                      438,592           358,000

Other assets                                                        746,317             2,954
                                                               ------------      ------------
      Total assets                                             $ 56,000,685      $  3,331,951
                                                               ============      ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                             $    902,228      $  1,153,059
  Accrued liabilities                                               547,037           301,782
  Due to Andrx Corporation                                               --         2,344,727
                                                               ------------      ------------
    Total current liabilities                                     1,449,265         3,799,568
                                                               ------------      ------------
Commitments and contingencies (Note 6)

Shareholders' equity (deficit):
Convertible preferred stock, $.01 par value;
  2,000,000 shares authorized, none issued and
  outstanding at June 30, 1999 and December 31, 1998                     --                --
Common stock, $.001 par value; 25,000,000 shares
  authorized, 17,184,787 shares issued and
  outstanding at June 30, 1999 and 13,269,400
  shares issued and outstanding at December 31, 1998                 17,185            13,269
Additional paid-in-capital                                       61,878,806         3,558,695
Accumulated deficit                                              (7,344,571)       (4,039,581)
                                                               ------------      ------------
    Total shareholders' equity (deficit)                         54,551,420          (467,617)
                                                               ------------      ------------
      Total liabilities and shareholders' equity (deficit)     $ 56,000,685      $  3,331,951
                                                               ============      ============

        The accompanying notes to unaudited financial statements are an integral part of the balance sheets.

                                  CYBEAR, INC.
                       UNAUDITED STATEMENTS OF OPERATIONS

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                   JUNE 30,                            JUNE 30,
                                                        ------------------------------      ------------------------------
                                                            1999              1998              1999               1998
                                                        ------------      ------------      ------------      ------------
Revenues:
  Subscription revenue                                  $     27,171      $         --      $     27,171      $         --
                                                        ------------      ------------      ------------      ------------
Operating expenses:
  Network operations and operations support                  748,821           112,940         1,531,558           127,486
  Product development                                        517,662           428,643           983,010           734,414
  Sales and marketing                                        938,308           144,527         1,669,170           259,274
  General and administrative                                 660,983            79,558         1,315,970           154,585
  Depreciation and amortization                              299,110            34,915           490,091            55,298
                                                        ------------      ------------      ------------      ------------
Total operating expenses                                   3,164,884           800,583         5,989,799         1,331,057
                                                        ------------      ------------      ------------      ------------
Loss from operations                                      (3,137,713)         (800,583)       (5,962,628)       (1,331,057)

Other income (expense):
  Interest expense on due to Andrx Corporation              (125,669)          (47,547)         (216,182)          (79,649)
  Interest income                                             49,236                --            49,751                --
                                                        ------------      ------------      ------------      ------------

Loss before income taxes                                  (3,214,146)         (848,130)       (6,129,059)       (1,410,706)

Income tax benefit                                         1,424,069                --         2,824,069                --
                                                        ------------      ------------      ------------      ------------

Net loss                                                $ (1,790,077)     $   (848,130)     $ (3,304,990)     $ (1,410,706)
                                                        ============      ============      ============      ============

Basic and diluted net loss per share                    $      (0.13)     $      (0.07)     $      (0.25)     $      (0.11)
                                                        ============      ============      ============      ============

Basic and diluted weighted average shares of common
  stock outstanding                                       13,578,994        13,000,000        13,425,052        13,000,000
                                                        ============      ============      ============      ============

         The accompanying notes to unaudited financial statements are an integral part of these statements.

                                  CYBEAR, INC.
                       UNAUDITED STATEMENTS OF CASH FLOWS



                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                         ------------------------------
                                                                             1999              1998
                                                                         ------------      ------------
Cash flows from operating activities:
  Net loss                                                               $ (3,304,990)     $ (1,410,706)
  Adjustments to reconcile net loss to net cash used in
  operating activities -
    Depreciation and amortization                                             490,091            55,298
    Write-off of capitalized product development costs                         50,372                --
    Changes in operating assets and liabilities:
      Account receivable                                                      (25,000)               --
      Receivable from Blue Lake Ltd.                                          366,000                --
      Prepaid expenses and other current assets                              (127,379)            4,442
      Other assets                                                           (689,133)          (10,722)
      Accounts payable                                                       (250,831)           41,935
      Accrued liabilities                                                     245,255            42,767
                                                                         ------------      ------------
        Net cash used in operating activities                              (3,245,615)       (1,276,986)
                                                                         ------------      ------------
Cash flows from investing activities:
  Purchases of property and equipment                                      (1,566,824)         (135,461)
  Product development costs                                                  (173,186)               --
                                                                         ------------      ------------
        Net cash used in investing activities                              (1,740,010)         (135,461)
                                                                         ------------      ------------
Cash flows from financing activities:
  Advances from Andrx Corporation, net of utilization
    of Cybear's tax attributes                                              5,101,466         1,416,125
  Net proceeds from issuance of shares of common stock                     50,787,472                --
                                                                         ------------      ------------
        Net cash provided by financing activities                          55,888,938         1,416,125
                                                                         ------------      ------------

Net  increase in cash and cash equivalents                                 50,903,313             3,678
Cash and cash equivalents, beginning of period                                  3,983             1,000
                                                                         ------------      ------------
Cash and cash equivalents, end of period                                 $ 50,907,296      $      4,678
                                                                         ============      ============

Supplemental disclosure of non-cash activities:
  Conversion of due to Andrx Corporation into shares of common stock     $  7,446,193      $         --
                                                                         ============      ============

         The accompanying notes to unaudited financial statements are an integral part of these statements.

                                  CYBEAR, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

(1)      GENERAL

         In the opinion of management, the accompanying unaudited financial statements have been prepared by Cybear, Inc. ("Cybear" or the "Company") pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The unaudited results of operations for the three and six months ended June 30, 1999 and the unaudited cash flows for the six months ended June 30, 1999, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1999. The unaudited financial statements should be read in conjunction with the financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         In the three months ended June 30, 1999, for financial reporting purposes, Cybear emerged from the development stage.

         Cybear's comprehensive losses and net losses are the same for all periods presented.

 (2)     REGISTRATION STATEMENT

         In June 1999, the Company successfully completed the public offering of 3,450,000 shares of its common stock, raising approximately $50.8 million in net proceeds.

(3)      REVENUE RECOGNITION

         Revenue for the three and six months periods ended June 30, 1999 represents subscriptions to the Company's Solutions MD product. Revenue is earned when the Company's services are provided. The Company has entered into certain agreements with medical organizations (see Note 6) to provide the Company's services to the organization's members in exchange for various consulting services. Certain of these agreements result in a net cash outflow. Such agreements with net cash outflows are reflected as barter revenue below. The Company is currently further evaluating the value of such agreements and may make changes in future periods to its revenue recognized in the three and six months periods ended June 30, 1999. Revenue recorded in the three and six months periods ended June 30, 1999 has not been significant as the Company has recently emerged from the development stage. Revenue recorded in the three and six month periods ended June 30, 1999 consists of the following:

                           Barter agreements           $25,000
                           Cash subscriptions            2,171
                                                       -------
                                                       $27,171
                                                       =======

                                  CYBEAR, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

(4)      INCOME TAXES

         Cybear's taxable results were included in the consolidated income tax return of Andrx Corporation ("Andrx") as long as Andrx owned at least 80% of the common stock of Cybear. The Company and Andrx have a tax allocation agreement that provides, among other things, for the allocation of federal income tax liabilities or benefits to the Company at the approximate amounts which would have been computed as if the Company had filed separate income tax returns. Cybear's taxable results through the completion of the public offering (see Note
2) will be included in the consolidated income tax return of Andrx. Upon completion of the public offering in June 1999, Andrx's ownership in Cybear was reduced below 80%, from approximately 96% to approximately 76%. Consequently, Cybear will thereafter file its income tax returns separately. For the three and six months ended June 30, 1999, the Company recorded $1,424,069 and $2,824,069, respectively, in income tax benefit. The income tax benefit reflects the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. For the three and six months ended June 30, 1998, the Company did not record any income tax provision or benefit as Andrx could not utilize Cybear's tax attributes.

(5)      NET LOSS PER SHARE

         For all periods presented, basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in diluted loss per share.

(6)      COMMITMENTS

         In May 1999, the Company entered into a one-year agreement with Genesis Health Ventures, Inc. ("Genesis"). Pursuant to the agreement, Genesis will provide consulting services concerning providers' and facilities' information needs, workflows and reimbursement structures of the long term care industry. In addition, Genesis will promote the installation and use of Solutions MD to 500 of its provider physicians. In consideration thereof, Cybear will pay Genesis $150,000 for the consulting services with $50,000 payable on the date of the agreement and $25,000 at the end of each quarter thereafter provided that Solutions MD is installed and used by an additional 125 Genesis providers each quarter. In addition, Cybear will provide Solutions MD to the Genesis providers with no monthly subscription fee during the term of the agreement.

         In May 1999, Cybear entered into a five-year renewable consulting agreement with Innovative Clinical Solutions, Ltd. formerly known as PhyMatrix Management Company, Inc. ("PhyMatrix") superceding the previous three-year agreement entered in February 1999. In exchange for a $1 million consulting fee to be paid by Cybear, PhyMatrix will make reasonable good faith efforts to cause healthcare professionals employed by or in connection with any medical practice managed by or affiliated with PhyMatrix to subscribe to Solutions MD, to market Solutions MD to others, and to present Cybear with advertisers wishing to advertise on Solutions MD. PhyMatrix also agreed to pay Cybear $600,000 representing the 24 subscription months for the first 1,000 subscribers obtained from PhyMatrix. In addition, Cybear and PhyMatrix will share revenues generated from subscribers and advertisers provided by Phymatrix.

                                  CYBEAR, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

(6)      COMMITMENTS (CONTINUED)

         On June 1, 1999, the Company entered into an agreement with Cox Interactive Media, Inc. ("CIM"), an operator of web sites and other online and interactive services in over twenty cities in the U.S. The agreement has a 25-month term beginning on June 1, 1999, and may be extended by mutual agreement. Under the terms of the agreement, the Company will, by September 1, 1999, provide healthcare-related content for new health channels that CIM will include on 23 of its existing web sites and 6 future web sites and the Company's logo will appear on the initial health channel page of the CIM web sites. Additionally, the Company's products will be advertised on the CIM web sites. The Company will pay to CIM a fee of $3,625,000 in monthly installments during the term of the agreement in exchange for CIM's implementing, updating and maintaining the Internet portal box that will appear on the new health channels to be included on CIM's web sites and for advertising services CIM will provide to the Company.

(7)      RELATED PARTY TRANSACTIONS

         The Company and Andrx have a corporate services agreement whereby Andrx provides the Company with various services of its management. For the three and six months ended June 30, 1999 and 1998, the Company incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair market value. Costs for such services were $30,000 for both the three months ended June 30, 1999 and 1998, respectively, and $60,000 for both the six months ended June 30, 1999 and 1998, respectively.

         Cybear's taxable results will be included in the consolidated income tax return of Andrx as long as Andrx owned at least 80% of the common stock of Cybear. The Company and Andrx have a tax allocation agreement that provides, among other things, for the allocation of federal income tax liabilities or benefits to the Company at the approximate amounts which would have been computed as if the Company had filed separate income tax returns. The Company recorded a tax benefit of $1,424,069 and $2,824,069, for the three and six months ended June 30, 1999, respectively, reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement (see Note 4).

         Due to Andrx in the accompanying balance sheet as of December 31, 1998, represented advances from Andrx to fund the Company's operations and the related accrued interest. Such advances bore interest at prime plus 1/2%. Upon completion of the public offering in June 1999 (see Note 2), Andrx converted its advances due from Cybear, net of the reimbursement for tax attributes described above, to Cybear's capital in exchange of 465,387 shares of Cybear common stock at the public offering price of $16.00 per share. The Company recorded $125,669 and $216,182 in interest expense on the Due to Andrx for the three and six months ended June 30, 1999, respectively, and $47,547 and $79,649 for the three and six months ended June 30, 1998, respectively.

         The Company subleases 4,000 square feet of office space in Ridgefield Park, New Jersey from Strategy Business and Technology Solutions, LLC, a company owned by the chairman of the Company, to house its business development and sales activities. The lease provides for $120,000 and $5,000 in annual base rent and electricity, respectively, and has a five-year term commencing on November 1, 1998. The Company recorded $33,125 and $66,250 in rent expense relative to this lease for the three and six months ended June 30, 1999, respectively.

                                  CYBEAR, INC.
                                     PART I
                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         SOME OF THE INFORMATION IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS TYPICALLY ARE IDENTIFIED BY USE OF TERMS LIKE "MAY," "WILL," "EXPECT," "ANTICIPATE," "ESTIMATE" AND SIMILAR WORDS, ALTHOUGH SOME FORWARD-LOOKING STATEMENTS ARE EXPRESSED DIFFERENTLY. READERS SHOULD BE AWARE THAT THE ACTUAL RESULTS OF CYBEAR, INC. ("CYBEAR" OR THE "COMPANY") COULD DIFFER MATERIALLY FROM THOSE CONTAINED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS, INCLUDING OUR LIMITED OPERATING HISTORY AND SUBSTANTIAL OPERATING LOSSES, AVAILABILITY OF CAPITAL RESOURCES, ABILITY TO EFFECTIVELY COMPETE, ECONOMIC CONDITIONS, UNANTICIPATED DIFFICULTIES IN PRODUCT DEVELOPMENT, ABILITY TO GAIN MARKET ACCEPTANCE AND MARKET SHARE, ABILITY TO MANAGE GROWTH, RELIANCE ON SHORT-TERM NON-EXCLUSIVE CONTRACTS, INTERNET SECURITY RISKS AND UNCERTAINTY RELATING TO THE EVOLUTION OF THE INTERNET AS A MEDIUM FOR COMMERCE, DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS, DEPENDENCE ON OUR KEY PERSONNEL, ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY, YEAR 2000 PROBLEMS AND THE IMPACT OF FUTURE GOVERNMENT REGULATION ON OUR BUSINESS. READERS SHOULD ALSO CONSIDER CAREFULLY THE RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN OUR FILINGS WITH THE U.S. SECURITIES AND EXCHANGE COMMISSION (THE "SEC").

INTRODUCTION

         Cybear, a Delaware corporation, was incorporated on February 5, 1997. Cybear, Inc. is an information technology company using the Internet and Internet-based applications to improve the efficiency of day-to-day administrative and communications tasks of healthcare providers that interact to manage patient care. Cybear is developing its Solutions product line, an Internet Service Provider system designed to provide information and Internet-based productivity applications to physicians, physician organizations, pharmacies, hospitals and consumers.

         In March 1999, Cybear introduced its first Solutions product, Solutions MD, which addresses the communications and operational needs of physicians. Cybear's other Solutions products, derived from Solutions MD, will provide Internet-based productivity software applications and communication networks for other constituents of the healthcare community. In the three months ended June 30, 1999, Cybear has emerged from the development stage for financial reporting purposes. In June 1999, the Company successfully completed a public offering of 3,450,000 shares of its common stock, raising approximately $50.8 million in net proceeds. As of June 30, 1999, Cybear was approximately 76% owned by Andrx Corporation ("Andrx").

         Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. As of June 30, 1999, Cybear had an accumulated deficit of approximately $7.3 million. In addition, Cybear intends to continue to invest heavily in product development, network operations, customer support, sales and marketing and administrative areas. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may never achieve or sustain profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 ("1999 QUARTER"), AS COMPARED TO THREE MONTHS ENDED JUNE 30, 1998 ("1998 QUARTER").

         Cybear had $27,171 in revenues for the 1999 Quarter and had no revenues for the 1998 Quarter. Revenue for the 1999 Quarter represents subscriptions to the Company's Solutions MD product, as well as from certain barter agreements (see Note 3 to the accompanying unaudited financial statements).

         Network operations and operations support costs were $748,821 for the 1999 Quarter compared to $112,940 for the 1998 Quarter. Network operations and operations support costs consist primarily of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications costs, content fees and maintenance expense on computer hardware and software. The increase in network operations and operations support costs for the 1999 Quarter related to the establishment of the network operations center and the development of the operations support infrastructure.

         Product development costs were $517,662 for the 1999 Quarter compared to $428,643 for the 1998 Quarter. Product development costs include outside consultant fees, payroll, benefits and housing expenses of employees involved in the creation, design and development of Cybear's products. The increase in the product development costs for the 1999 Quarter reflects the progress and expansion of Cybear's development activities.

         Sales and marketing expenses were $938,308 for the 1999 Quarter compared to $144,527 for the 1998 Quarter. Sales and marketing expenses consist primarily of salaries and personnel related costs and costs of developing and distributing promotional material. The increase in sales and marketing expenses for the 1999 Quarter related primarily to the establishment of the selling and marketing infrastructure and the development and distribution of promotional material.

         General and administrative expenses were $660,983 for the 1999 Quarter compared to $79,558 for the 1998 Quarter. General and administrative expenses consist primarily of salaries and personnel related expenses for executives and administrative functions, housing expenses and professional fees. The increase in general and administrative expenses for the 1999 Quarter related to the establishment of the administrative infrastructure.

         Depreciation and amortization expense was $299,110 for the 1999 Quarter compared to $34,915 for the 1998 Quarter. Depreciation and amortization expense consists primarily of the depreciation and amortization of property and equipment and of capitalized product development costs. The increase in depreciation and amortization for the 1999 Quarter resulted primarily from Cybear's purchases of computer hardware and software used in the establishment of its network operations center and the development of its products, and leasehold improvements to the rented space housing its corporate headquarters and network operations center.

         Interest expense was $125,669 for the 1999 Quarter compared to $47,547 for the 1998 Quarter. Interest expense represented interest on due to Andrx under the credit agreement between the two companies to fund Cybear's operations. Upon completion of the public offering in June 1999, Andrx converted its advances due from Cybear, net of the reimbursement for tax attributes, to Cybear's capital in exchange of 465,387 shares of Cybear common stock at the public offering price of $16.00 per share.

         Cybear had interest income of $49,236 for the 1999 Quarter and had no interest income for the 1998 Quarter. The interest income resulted primarily from the investments in money market funds of the net proceeds of $50.8 million generated from the public offering of 3,450,000 shares completed in June 1999.

         Cybear's taxable results through the completion of the public offering in June 1999 were included in the consolidated income tax return of Andrx. Cybear's taxable results were included in the consolidated income tax return of Andrx as long as Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement that provides, among other things, for the allocation of federal income tax liabilities or benefits to Cybear at the approximate amounts that would have been computed as if Cybear had filed separate income tax returns. Cybear recorded a tax benefit of $1,424,069 for the 1999 Quarter reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement.

SIX MONTHS ENDED JUNE 30, 1999 ("1999 PERIOD"), AS COMPARED TO SIX MONTHS ENDED JUNE 30, 1998 ("1998 PERIOD").

         Cybear had revenues of $27,171 for the 1999 Period and had no revenues for the 1998 Period. Revenue for the 1999 Period represents subscriptions to the Company's Solutions MD product as well as from certain barter agreements (see
Note 3 to the accompanying unaudited financial statements).

         Network operations and operations support costs were $1.5 million for the 1999 Period compared to $127,486 for the 1998 Period. The increase in network operations and operations support costs for the 1999 Period related to the establishment of the network operations center and the development of the operations support infrastructure.

         Product development costs were $983,010 for the 1999 Period compared to $734,414 for the 1998 Period. The increase in the product development costs for the 1999 Period reflects the progress and expansion of Cybear's development activities.

         Sales and marketing expenses were $1.7 million for the 1999 Period compared to $259,274 for the 1998 Period. The increase in sales and marketing expenses for the 1999 Period related primarily to the establishment of the selling and marketing infrastructure and the development and distribution of promotional material.

         General and administrative expenses were $1.3 million for the 1999 Period compared to $154,585 for the 1998 Period. The increase in general and administrative expenses for the 1999 Period related to the establishment of the administrative infrastructure.

         Depreciation and amortization expense was $490,091 for the 1999 Period compared to $55,298 for the 1998 Period. The increase in depreciation and amortization for the 1999 Period resulted primarily from the Company's purchases of computer hardware and software used in the establishment of its network operations center and the development of its products, and leasehold improvements to the rented space housing its corporate headquarters and network operations center.

         Interest expense was $216,182 for the 1999 Period compared to $79,649 for the 1998 Period. Interest expense represented interest on due to Andrx under the credit agreement between the two companies to fund Cybear's operations.

         Cybear had interest income of $49,751 for the 1999 Period and had no interest income for the 1998 Period. The interest income resulted primarily from the investments in money market funds of the net proceeds of $50.8 million generated from the public offering of 3,450,000 shares completed in June 1999.

         Cybear recorded a tax benefit of $2,824,069 for the 1999 Period reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999, Cybear had $50.9 million in cash and cash equivalents and a working capital of $49.8 million compared with a working capital deficit of $3.2 million as of December 31, 1998. The increase in working capital was primarily a result of the successful completion of a public offering in June 1999 and the conversion of the due to Andrx into shares of common stock of Cybear at the public offering price of $16.00 per share.

         Net cash used in operating activities for the 1999 Period was $3.2 million compared to $1.3 million for the 1998 Period. In the 1999 Period, net cash used in operating activities was primarily attributable to Cybear's loss from operations and increase in other assets, offset by the depreciation and amortization expense and the collection of the receivable from Blue Lake Ltd. reflecting Blue Lake Ltd.'s reimbursement for a portion of the leasehold improvements incurred by Cybear for its corporate headquarters and network operations center. The increase in other assets results primarily from the payment of a portion of the consulting fee to Innovative Clinical Solutions, Ltd. formerly known as PhyMatrix Management Company, Inc. and payment to Cox Interactive Media, Inc. (see Note 6 to the accompanying unaudited financial statements). In the 1998 Period, net cash used in operating activities was primarily attributable to Cybear's loss from operations.

         Net cash used in investing activities for the 1999 Period was $1.7 million compared to $135,461 for the 1998 Period. In the 1999 Period, Cybear invested $1.6 million in capital expenditures consisting mainly of computer hardware and software used in the establishment of its network operations center and the development of its products, leasehold improvements to the rented space housing its corporate headquarters and network operations center and furniture for its corporate headquarters. Cybear also capitalized $173,186 in product development costs associated with the development of Solutions MD and Solutions Rx. In the 1998 Period, Cybear invested $135,461 in capital expenditures consisting mainly of computer hardware and software and furniture used in its product development activities.

         Net cash provided by financing activities for the 1999 Period was $55.9 million compared to $1.4 million for the 1998 Period. In the 1999 Period, net cash provided by financing activities consisted of $50.8 million in net proceeds generated from the public offering of 3,450,000 shares of common stock of the Company and $5.1 million of advances from Andrx to fund Cybear's operations, net of the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. In the 1998 Period, net cash provided by financing activities consisted of advances from Andrx to fund Cybear's operations.

         From time to time, Cybear may be involved in litigation relating to claims arising out of its operations in the normal course of business. Cybear is not currently a party to any legal proceeding or aware of any other claim, the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Cybear's business, operating results and financial condition.

         Cybear anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its products and establish its sales and marketing, network operations, customer support and administrative organizations. Cybear currently anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months.

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

         Based upon its identification and assessment efforts to date, Cybear believes that certain of the computer equipment and software it currently uses will require replacement or modification. In the ordinary course of replacing computer equipment and software, Cybear will attempt to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, Cybear began its Year 2000 identification, assessment, remediation and testing efforts in the fourth quarter 1998 and expects to complete such activities in the fourth quarter 1999 and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. Cybear estimates that as of June 30, 1999, it had completed approximately 60% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 40% of the initiatives are in process.

         Cybear has also mailed letters to its significant vendors and service providers to determine the extent to which interfaces with such entities are vulnerable to Year 2000 issues and whether the products and services purchased from or by such entities are Year 2000 compliant. For those significant vendors and service providers that have not provided written assurance that they are Year 2000 compliant, Cybear has developed or is developing contingency plans to address issues that might arise from interfaces with such entities.

         Cybear believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by Cybear with respect to Year 2000 issues of third parties, will not exceed $500,000 and will be funded from current existing financial resources. As of the date of this report, Cybear had incurred costs of approximately $65,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for planning, analysis, repair or replacement of existing software, upgrades of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 efforts have not been and are not expected to be materially delayed.

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

                                  CYBEAR, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         27.1 Financial Data Schedule

(b)      Reports on Form 8-K:

         A Current Report on Form 8-K was filed on June 1, 1999 reporting under
Item 5 "Other Events" the Company's entering into an agreement with Cox Interactive Media, Inc. No financial statements were required to be filed.

                                  CYBEAR, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

               By: /s/ Edward E. Goldman, M.D.
                   -----------------------------------------------------------
                   Name:  Edward E. Goldman, M.D.
                   Title: President and Chief Executive Officer
                          (Principal Executive Officer)

               By: /s/ Jack Greenman
                   -----------------------------------------------------------
                   Name:  Jack Greenman
                   Title: Executive Vice President and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

August 16, 1999

                                 EXHIBIT INDEX

EXHIBIT     DESCRIPTION
-------     -----------
  27.1      Financial Data Schedule