Form 10-Q
period 1999-09-30
CYBEAR INC
filed 1999-11-15
CIK 1036824

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q
         (Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999

                           Commission File No. 0-26389

                                  CYBEAR, INC.

             (Exact name of Registrant as specified in its charter)

         Delaware                                              13-3936988
-------------------------------                            ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

5000 Blue Lake Drive, Suite 200
     Boca Raton, Florida                                        33431
-------------------------------                              ----------
    (Address of principal                                     (Zip Code)
     executive offices

                                 (561) 999-3500
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         As of November 2, 1999, there were 17,650,912 shares of the Registrant's only class of common stock issued and outstanding.

                                  CYBEAR, INC.

                             INDEX TO THE FORM 10-Q

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                                          PAGE
                                                                         NUMBER

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

         Unaudited Consolidated Balance Sheets -
           as of September 30, 1999 and December 31, 1998                    3

         Unaudited Consolidated Statements of Operations -
           for the three and nine months ended September 30, 1999 and 1998   4

         Unaudited Consolidated Statements of Cash Flows -
           for the nine months ended September 30, 1999 and 1998             5

         Notes to Unaudited Consolidated Financial Statements                6

Item 2. Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                   12

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    18

SIGNATURES                                                                  19

                                  CYBEAR, INC.
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
                          CYBEAR, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS

                                                                 September 30,       December 31,
                                                                     1999                1998
                                                                 ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $  6,635,207        $      3,983
  Investments available-for-sale                                   37,878,850                  --
  Investment interest receivable                                    1,107,230                  --
  Accounts receivable, net of allowance of $5,000
     as of  September 30, 1999                                        139,018                  --
  Receivable from Blue Lake Ltd.                                           --             366,000
  Prepaid expenses and other current assets                           888,166             194,385
                                                                 ------------        ------------
    Total current assets                                           46,648,471             564,368

Property and equipment, net                                         3,747,302           2,406,629

Product development costs, net                                        351,028             358,000

Goodwill, net                                                       3,931,914                  --

Other assets                                                          892,175               2,954
                                                                 ------------        ------------
      Total assets                                               $ 55,570,890        $  3,331,951
                                                                 ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                               $    604,386        $  1,153,059
  Accrued liabilities                                                 780,867             301,782
  Due to Andrx Corporation                                                 --           2,344,727
                                                                 ------------        ------------
    Total current liabilities                                       1,385,253           3,799,568
                                                                 ------------        ------------
Commitments and contingencies (Note 9)

Shareholders' equity (deficit):
Preferred stock, $.01 par value; 2,000,000 shares
  authorized, none issued and outstanding                                  --                  --
Common stock, $.001 par value; 25,000,000 shares
  authorized,  17,648,412 shares issued and outstanding
  at September 30, 1999 and 13,269,400 shares issued
  and outstanding at December 31, 1998                                 17,648              13,269
Additional paid-in-capital                                         64,797,287           3,558,695
Accumulated deficit                                               (10,547,761)         (4,039,581)
Unrealized loss on investments available-for sale                     (81,537)                 --
                                                                 ------------        ------------
    Total shareholders' equity (deficit)                           54,185,637            (467,617)
                                                                 ------------        ------------
      Total liabilities and shareholders' equity (deficit)       $ 55,570,890        $  3,331,951
                                                                 ============        ============

The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

                          CYBEAR, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended                    Nine Months Ended
                                                                       September 30,                         September 30,
                                                              -------------------------------       -------------------------------
                                                                  1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------
Revenues:
  Subscription and other                                      $     91,369       $         --       $    118,540       $         --
                                                              ------------       ------------       ------------       ------------
Operating expenses:
  Network operations and operations support                        774,873            121,226          2,198,031            248,712
  Product development                                              988,392            391,974          2,184,628          1,126,388
  Sales and marketing                                            1,203,329            136,002          2,767,673            395,276
  General and administrative                                       601,188            307,806          1,917,158            462,391
  Depreciation and amortization                                    360,619             34,336            850,710             89,634
                                                              ------------       ------------       ------------       ------------
Total operating expenses                                         3,928,401            991,344          9,918,200          2,322,401
                                                              ------------       ------------       ------------       ------------
Loss from operations                                            (3,837,032)          (991,344)        (9,799,660)        (2,322,401)

Other income (expense):
  Interest expense on due to Andrx Corporation                          --            (65,610)          (216,182)          (145,259)
  Interest income                                                  633,842                 --            683,593                 --
                                                              ------------       ------------       ------------       ------------

Loss before income taxes                                        (3,203,190)        (1,056,954)        (9,332,249)        (2,467,660)

Income tax benefit                                                      --                 --          2,824,069                 --
                                                              ------------       ------------       ------------       ------------
Net loss                                                      $ (3,203,190)      $ (1,056,954)      $ (6,508,180)      $ (2,467,660)
                                                              ============       ============       ============       ============
Basic and diluted net loss per share                          $      (0.19)      $      (0.08)      $      (0.44)      $      (0.19)
                                                              ============       ============       ============       ============
Basic and diluted weighted average shares
  of common stock outstanding                                   17,311,421         13,000,000         14,734,744         13,000,000
                                                              ============       ============       ============       ============

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                          CYBEAR, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                                September 30,
                                                                       -------------------------------
                                                                           1999             1998
                                                                        ------------     ------------
Cash flows from operating activities:
  Net loss                                                              $ (6,508,180)    $ (2,467,660)
  Adjustments to reconcile net loss to net cash used in
  operating activities -
    Depreciation and amortization                                            850,710           89,634
    Write-off of capitalized product development costs                        50,372               --
    Write-off of property and equipment                                       19,100               --
    Loss on sale of property and equipment                                    16,408               --
    Changes in operating assets and liabilities:
      Investment interest receivable                                      (1,107,230)              --
      Accounts receivable                                                    (82,758)              --
      Receivable from Blue Lake Ltd.                                         366,000               --
      Prepaid expenses and other current assets                             (693,781)        (135,572)
      Other assets                                                          (841,249)          10,269
      Accounts payable                                                      (592,822)         173,493
      Accrued liabilities                                                    479,085           85,710
                                                                        ------------     ------------
        Net cash used in operating activities                             (8,044,345)      (2,244,126)
                                                                        ------------     ------------
Cash flows from investing activities:
  Purchases of investments available-for-sale, net                       (37,960,387)              --
  Purchases of property and equipment                                     (1,973,938)        (196,279)
  Product development costs                                                 (119,667)         (70,000)
  Acquisition of Telegraph Consulting Corporation                         (1,176,424)              --
  Proceeds from sale of property and equipment                                 5,450               --
                                                                        ------------     ------------
        Net cash used in investing activities                            (41,224,966)        (266,279)
                                                                        ------------     ------------
Cash flows from financing activities:
  Advances from Andrx Corporation, net of Andrx's utilization
    of Cybear's tax attributes                                             5,101,466        2,510,405
  Repayment of bank loan                                                    (136,347)              --
  Net proceeds from public share offering                                 50,778,166               --
  Proceeds from exercises of stock options                                   157,250               --
                                                                        ------------     ------------
        Net cash provided by financing activities                         55,900,535        2,510,405
                                                                        ------------     ------------
Net  increase in cash and cash equivalents                                 6,631,224               --
Cash and cash equivalents, beginning of period                                 3,983            1,000
                                                                        ------------     ------------
Cash and cash equivalents, end of period                                $  6,635,207     $      1,000
                                                                        ============     ============
Supplemental disclosure of non-cash activities:
  Conversion of due to Andrx Corporation into shares of common stock    $  7,446,193     $         --
                                                                        ============     ============

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
(1)      GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Cybear, Inc. ("Cybear" or the "Company"), an approximately 74% owned subsidiary of Andrx Corporation
("Andrx") as of September 30, 1999, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position and results of operations. The unaudited consolidated results of operations for the three and nine months ended September 30, 1999 and the unaudited consolidated cash flows for the nine months ended September 30, 1999, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 1999. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         Certain prior period amounts have been reclassified to conform to the current periods presentation.

(2)      REGISTRATION STATEMENT

         In June 1999, the Company successfully completed the public offering of 3,450,000 shares of its common stock, raising approximately $50.8 million in net proceeds.

(3)      ACQUISITION

         On September 17, 1999, the Company acquired Telegraph Consulting Corporation ("Telegraph"), the programming, networking and interactive design division of Telegraph New Technology, Inc. The purchase price of approximately $4.1 million included $1.2 million in cash, the issuance of 320,000 shares of Cybear unregistered common stock valued at approximately $2.8 million and the assumption of approximately $148,000 of Telegraph's debt. The acquisition was recorded using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired represents goodwill of approximately $3.9 million. The goodwill is being amortized on a straight-line basis over its estimated useful life of 10 years. The following summarizes the acquisition:

Cash used for acquisition          $ 1,176,424
Common stock issued                  2,771,000
Debt assumed                           148,347
                                   -----------
Purchase price                       4,095,771
Working capital acquired               (24,111)
Property and equipment acquired       (124,529)
                                   -----------
  Goodwill                         $ 3,947,131
                                   ===========

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

         The results of Telegraph have been included in the accompanying unaudited consolidated financial statements since the acquisition date. The following unaudited pro forma information presents the consolidated results of operations of Cybear and Telegraph as if the acquisition had occurred at the beginning of each period presented:

                                              Nine Months Ended
                                                September 30,
                                        ----------------------------
                                            1999            1998
                                        ------------     -----------
Revenues                                $    960,615     $   832,000
                                        ============     ===========
Net loss                                $ (6,941,566)    $(2,756,104)
                                        ============     ===========
Basic and diluted net loss per share    $      (0.46)    $     (0.21)
                                        ============     ===========

         Such pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what the consolidated results of operations of Cybear and Telegraph would have been had the acquisition been made at the beginning of the periods presented, nor is it necessarily indicative of the consolidated results of Cybear and Telegraph subsequent to the acquisition.

(4)      INVESTMENTS AVAILABLE-FOR-SALE

         The Company utilizes the provisions of Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories: (i) held to maturity securities, (ii) trading securities, or (iii) available-for-sale securities. The Company classifies its investments as available-for-sale and, accordingly, any unrealized gain or loss is reported as a separate component of shareholders' equity. The cost related to investments available-for-sale is determined utilizing the specific identification method.

(5)      REVENUE RECOGNITION

         Revenues for the three and nine months ended September 30, 1999 include subscriptions to the Company's Physician Practice Portal product, web site development and maintenance services and e-commerce. Subscription and web site development and maintenance revenues are earned when the Company's services are provided. E-commerce revenues are earned when the products are shipped. The Company has entered into certain agreements with medical organizations (see Note
9) to provide the Company's subscription services to the organizations' members in exchange for various consulting services. Certain of these agreements result in a net cash outflow. Such agreements with net cash outflows were reflected as barter revenue in the three and six months ended June 30, 1999 pending further evaluation as previously reported. In the three months ended September 30, 1999, the Company further evaluated such agreements and reversed revenues of $25,000 recognized in the three and six months ended June 30, 1999 relating to such agreements.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

           Revenues recorded in the three and nine month periods ended September 30, 1999 consist of the following:
                                      Three Months               Nine Months
                                          Ended                     Ended
                                    September 30, 1999        September 30, 1999
                                    ------------------        ------------------
Subscription                            $  81,084                 $  83,255
Reversal of previous period revenues      (25,000)                       --
Web site development and maintenance       23,153                    23,153
E-commerce                                 12,132                    12,132
                                        ---------                 ---------
                                        $  91,369                 $ 118,540
                                        =========                 =========

         Subscription revenues for the three and nine months ended September 30, 1999 include $57,000 from one medical organization.

         Subscription revenues for the three and nine months ended September 30, 1999 include $19,311 from Andrx (see Note 10). In September 1999, Cybear started providing subscriptions to its Physician Practice Portal product to certain of Andrx customers at the standard monthly rate of $24.95 per subscriber. Andrx pays for such subscription services on behalf of its customers.

(6)      INCOME TAXES

         Cybear's taxable results will be included in the consolidated income tax return of Andrx as long as Andrx owns at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement that provides, among other things, for the allocation of Federal income tax liabilities or benefits to Cybear at the approximate amounts which would have been computed as if the Company had filed separate income tax returns. Cybear's taxable results through the completion of the public offering (see Note 2) will be included in the consolidated income tax return of Andrx. Upon completion of the public offering in June 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, Cybear will now file its income tax returns separately. For the three months ended September 30, 1999, Cybear did not record any income tax benefit as Andrx's ownership in Cybear was below 80% and Cybear generated net operating loss carryforwards. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards due to its history of net losses. For the nine months ended September 30, 1999, Cybear recorded $2,824,069 in income tax benefit. The income tax benefit reflects the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. For the three and nine months ended September 30, 1998, Cybear did not record any income tax provision or benefit as Andrx could not utilize Cybear's tax attributes.

(7)      NET LOSS PER SHARE

         For all periods presented, basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in the computation of diluted net loss per share. Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options and warrants using the treasury stock method. There were 1,648,708 and 470,500 options and warrants outstanding at September 30, 1999 and 1998, respectively, that could potentially dilute earnings per share in the future.

                          CYBEAR, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999

(8)      COMPREHENSIVE LOSS

         The components of the Company's comprehensive loss are as follows:

                                                         Three Months Ended                  Nine Months Ended
                                                            September 30,                      September 30,
                                                     ---------------------------        ---------------------------
                                                        1999            1998               1999            1998
                                                     -----------     -----------        -----------     -----------
Net loss                                             $(3,203,190)    $(1,056,954)       $(6,508,180)    $(2,467,660)
Unrealized loss on investments available-for-sale        (81,537)             --            (81,537)             --
                                                     -----------     -----------        -----------     -----------
Comprehensive loss                                   $(3,284,727)    $(1,056,954)       $(6,589,717)    $(2,467,660)
                                                     ===========     ===========        ===========     ===========

(9)      COMMITMENTS

         In May 1999, the Company entered into a one-year agreement with Genesis Health Ventures, Inc. ("Genesis"). Pursuant to the agreement, Genesis will provide Cybear with certain consulting services. In addition, Genesis will promote the installation and use of Cybear's Physician Practice Portal product to 500 of its provider physicians. In consideration thereof, Cybear is paying Genesis $150,000 for the consulting services with $50,000 payable on the date of the agreement and $25,000 at the end of each quarter thereafter provided that its Physician Practice Portal product is installed and used by an additional 125 Genesis providers each quarter. In addition, Cybear will provide its Physician Practice Portal product to the Genesis providers with no monthly subscription fee during the term of the agreement. For the three and nine months ended September 30, 1999, Cybear recorded $37,500 and $50,000, respectively, in consulting expense relative to this agreement.

         In May 1999, Cybear entered into a five-year renewable consulting agreement with Innovative Clinical Solutions, Ltd. formerly known as PhyMatrix Management Company, Inc. ("PhyMatrix") superceding the previous three-year agreement entered in February 1999. In exchange for a $1 million consulting fee to be paid by Cybear, PhyMatrix will make reasonable good faith efforts to cause healthcare professionals employed by or any medical practice managed by or affiliated with PhyMatrix to subscribe to Cybear's Physician Practice Portal product, to market Cybear's Physician Practice Portal product to others, and to present Cybear with potential advertisers. PhyMatrix also agreed to pay Cybear $600,000 representing 24 subscription months for the first 1,000 subscribers obtained from PhyMatrix. In addition, Cybear and PhyMatrix will share revenues generated from subscribers and advertisers provided by PhyMatrix. In June 1999, Cybear paid PhyMatrix $500,000 of the $1 million consulting fee and recorded the payment to other assets. Cybear is expensing this other asset at a monthly rate of $41,667 over 24 months. For the three and nine months ended September 30, 1999, Cybear recorded $125,000 and $166,667, respectively, in marketing expense related to this other asset. For the three and nine months ended September 30, 1999, Cybear also recorded a reduction to its marketing expense totaling $75,000 and $100,000, respectively, representing three and four subscription months, respectively, for the first 1,000 subscribers obtained from PhyMatrix.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

         On June 1, 1999, the Company entered into an agreement with Cox Interactive Media, Inc. ("CIMedia"), an operator of web sites and other online and interactive services in over 20 cities in the U.S. The agreement has a 25-month term beginning on June 1, 1999, and may be extended by mutual agreement. Under the terms of the agreement, beginning on September 1, 1999 Cybear is providing healthcare-related content for health channels that CIMedia is including on its web sites. Additionally, the Company's products will be advertised on the CIMedia web sites. The Company is paying to CIMedia a fee of $3,625,000 in monthly installments during the term of the agreement in exchange for CIMedia's implementing, updating and maintaining the Internet portal box on CIMedia's health channels and for advertising services CIMedia is providing to the Company. These monthly installments are recorded to other assets and are being expensed at a monthly rate of $164,773 beginning in September 1999 over the remaining term of this agreement. For the three and nine months ended September 30, 1999, Cybear made payments to CIMedia of $435,000 and $645,000, respectively, and has expensed $164,773.

         On August 20, 1999, the Company entered into a partnership with HealthAtoZ.com to supply health news, information and personalized content for its consumer health site also accessible through CIMedia's new health channels. The agreement has a 12-month term and may be extended by Cybear for an additional 12-month term. Under the terms of the agreement, the Company will share with HealthAtoZ.com 50% of its net advertising and e-commerce revenue derived from the co-branded site. In September 1999, Cybear paid HealthAtoZ.com $309,210 to cover the cost of developing, updating and maintaining the co-branded site and recorded the payment to prepaid expenses. Cybear is expensing this payment at a monthly rate of $25,768 over 12 months and therefore recorded $25,768 in expense for the three and nine months ended September 30, 1999.

         In September 1999, the Company amended its lease with Blue Lake Ltd. to expand the leased premises by 16,420 square feet starting April 1, 2000. This will increase the annual base rent to $490,316 excluding taxes, insurance, utilities and common area maintenance charges starting on April 1, 2000. In addition, the lease term was extended to March 31, 2007.

         In September 1999, the Company entered into a partnership with Health Paradigm Advisors ("HPA"), a Medical Services Organization in the northeast U.S., to co-market Cybear's intranet services to 45,000 physicians served by HPA. In exchange for marketing Cybear's product to its members, Cybear issued a warrant to purchase up to 75,000 shares of its common stock to Summit Health Administrators, Inc., an HPA's affiliate company, at $14.41, which was the average closing trading price for the 60 day period immediately preceding the execution of the agreement. The warrant will be exercisable only in the event Cybear achieves certain paid subscription objectives among HPA's membership. In addition, Cybear has agreed to pay HPA a one-time marketing fee of $97,500 and volume rebates of up to $750,000 when Cybear achieves certain paid subscription objectives among HPA's membership. For the three and nine months ended September 30, 1999, no expenses were recorded relative to this agreement.

(10)     RELATED PARTY TRANSACTIONS

         In September 1999, the Company started providing subscriptions to its Physician Practice Portal product to certain of Andrx customers at the standard monthly rate of $24.95 per subscriber. Andrx pays for such subscription services on behalf of its customers. Revenues generated from such services were $19,311 for both the three and nine months ended September 30, 1999 and were included in accounts receivable on the Company's consolidated balance sheet as of September 30, 1999.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

         Beginning in September 1999, Cybear entered into an arrangement with Andrx for the sale of products to physician offices on orders placed through Cybear's Physician Practice Portal product. Andrx purchases, warehouses and distributes the products to the physician offices and charges Cybear for these services. Management believes that the amounts incurred for these services approximate fair market value. For the three and nine months ended September 30, 1999, Cybear recorded product sales of $12,132 under such arrangement. Costs incurred for the services provided by Andrx were $2,701 for the three and nine months ended September 30, 1999.

         The Company and Andrx have a corporate services agreement whereby Andrx provides the Company with various services of its management. For the three and nine months ended September 30, 1999 and 1998, the Company incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair market value. Costs for such services were $30,000 for both the three months ended September 30, 1999 and 1998, respectively, and $90,000 for both the nine months ended September 30, 1999 and 1998, respectively.

         Cybear's taxable results will be included in the consolidated income tax return of Andrx as long as Andrx owns at least 80% of the common stock of Cybear. The Company and Andrx have a tax allocation agreement that provides, among other things, for the allocation of Federal income tax liabilities or benefits to the Company at the approximate amounts which would have been computed as if the Company had filed separate income tax returns. For the three months ended September 30, 1999, Cybear did not record any income tax benefit as Andrx's ownership in Cybear was below 80% and Cybear generated net operating loss carryforwards. Under the provisions of SFAS No. 109, the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards due to its history of net losses. For the nine months ended September 30, 1999, Cybear recorded $2,824,069 in income tax benefit reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. For the three and nine months ended September 30, 1998, Cybear did not record any income tax provision or benefit as Andrx could not utilize Cybear's tax attributes (see Note 6).

         Due to Andrx in the accompanying balance sheet as of December 31, 1998, represented advances from Andrx to fund the Company's operations and the related accrued interest. Such advances bore interest at prime plus 1/2%. Upon completion of the public offering in June 1999 (see Note 2), Andrx converted its advances due from Cybear, net of the reimbursement for tax attributes described above, to Cybear's capital in exchange of 465,387 shares of Cybear common stock at the public offering price of $16.00 per share. The Company did not receive any advances from Andrx during the three months ended September 30, 1999 and consequently did not record any related interest expense for that period. The Company recorded $216,182 in interest expense on the Due to Andrx for the nine months ended September 30, 1999, and $65,610 and $145,259 for the three and nine months ended September 30, 1998, respectively.

         The Company subleases 4,000 square feet of office space in Ridgefield Park, New Jersey from Strategy Business and Technology Solutions, LLC, a company owned by the chairman of the Company, to house its business development and sales activities. The lease provides for $120,000 and $5,000 in annual base rent and electricity, respectively, and has a five-year term commencing on November 1, 1998. The Company recorded $34,166 and $99,974 in rent expense relative to this lease for the three and nine months ended September 30, 1999, respectively.

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

INTRODUCTION

         Cybear Inc., a Delaware corporation, was incorporated on February 5, 1997. Cybear is an information technology company using the Internet to improve the efficiency of administrative and communications tasks of managing patient care. Cybear provides access to the Internet and the Cybear product line through its own Internet Service Provider ("ISP") system, delivering productivity applications to health care providers and health information to consumers

         In March 1999, Cybear introduced its first product, its Physician Practice Portal, which addresses the communications and operational needs of physicians. Cybear's future products will provide Internet-based productivity software applications and communication networks for other constituents of the healthcare community. In the three months ended June 30, 1999, Cybear emerged from the development stage for financial reporting purposes. In June 1999, the Company successfully completed a public offering of 3,450,000 shares of its common stock, raising approximately $50.8 million in net proceeds. In September 1999, the Company acquired Telegraph Consulting Corporation ("Telegraph"), the programming, networking and interactive design division of Telegraph New Technology, Inc. The purchase price of approximately $4.1 million included $1.2 million in cash, the issuance of 320,000 shares of Cybear unregistered common stock valued at approximately $2.8 million and the assumption of approximately $148,000 of Telegraph's debt. The acquisition was recorded using the purchase method of accounting. As of September 30, 1999, Cybear was approximately 74% owned by Andrx Corporation ("Andrx").

         Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. As of September 30, 1999, Cybear had an accumulated deficit of approximately $10.5 million. In addition, Cybear intends to continue to invest heavily in product development, network operations, customer support, sales and marketing and administrative areas. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may never achieve or sustain profitability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 ("1999 QUARTER"), AS COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 QUARTER").

         Cybear had $91,369 in revenues for the 1999 Quarter and had no revenues for the 1998 Quarter. Revenue for the 1999 Quarter represents subscriptions to the Company's Physician Practice Portal product, as well as revenues from web site development and maintenance and e-commerce revenues (see Notes 5 and 10 to the accompanying unaudited consolidated financial statements).

         Network operations and operations support costs were $774,873 for the 1999 Quarter compared to $121,226 for the 1998 Quarter. Network operations and operations support costs consist primarily of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications costs and maintenance expense on computer hardware and software. The increase in network operations and operations support costs for the 1999 Quarter related to the establishment of the network operations center and the development of the operations support infrastructure.

         Product development costs were $988,392 for the 1999 Quarter compared to $391,974 for the 1998 Quarter. Product development costs include outside consultant fees, content fees, payroll, benefits and housing expenses of employees involved in the creation, design and development of Cybear's products. The increase in the product development costs for the 1999 Quarter reflects the progress and expansion of Cybear's development activities. On August 31, 1999, the Company closed its office in Tampa, Florida, which housed some of its product development staff and in the process terminated 16 employees. The Company incurred costs of approximately $100,000 to close this office. In September 1999, the Company acquired Telegraph (see Note 3 to the accompanying unaudited consolidated financial statements) resulting in the addition of 15 employees to its product development staff.

         Sales and marketing expenses were $1.2 million for the 1999 Quarter compared to $136,002 for the 1998 Quarter. Sales and marketing expenses consist primarily of salaries and personnel related costs, outside consultant fees, costs incurred to CIMedia and costs of developing and distributing promotional material. The increase in sales and marketing expenses for the 1999 Quarter related primarily to the establishment of the selling and marketing infrastructure, the development and distribution of promotional material and costs incurred for trade shows and to CIMedia.

         General and administrative expenses were $601,188 for the 1999 Quarter compared to $307,806 for the 1998 Quarter. General and administrative expenses consist primarily of salaries and personnel related expenses for executives and administrative functions, housing expenses and professional fees. The increase in general and administrative expenses for the 1999 Quarter related to the establishment and development of the administrative infrastructure.

         Depreciation and amortization expense was $360,619 for the 1999 Quarter compared to $34,336 for the 1998 Quarter. Depreciation and amortization expense consists primarily of the depreciation and amortization of property and equipment and of capitalized product development costs. The increase in depreciation and amortization for the 1999 Quarter resulted primarily from Cybear's purchases of computer hardware and software used in the establishment of its network operations center and the development of its products, and leasehold improvements to the rented space housing its corporate headquarters and network operations center.

         Cybear had no interest expense for the 1999 Quarter compared to $65,610 for the 1998 Quarter. Interest expense represented interest on Due to Andrx under the credit agreement between the two companies to fund Cybear's operations. Upon completion of the public offering in June 1999, Andrx converted its advances due from Cybear, net of the reimbursement for tax attributes, to Cybear's capital in exchange of 465,387 shares of Cybear common stock at the public offering price of $16.00 per share.

         Cybear had interest income of $633,842 for the 1999 Quarter and had no interest income for the 1998 Quarter. The interest income resulted primarily from the investments of the net proceeds generated from the public offering in money market funds and interest bearing investment grade securities.

         Cybear's taxable results through the completion of the public offering in June 1999 were included in the consolidated income tax return of Andrx. Cybear's taxable results were included in the consolidated income tax return of Andrx as long as Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement that provides, among other things, for the allocation of Federal income tax liabilities or benefits to Cybear at the approximate amounts that would have been computed as if Cybear had filed separate income tax returns. Upon completion of the public offering in June 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, the Company did not record any income tax benefit for the 1999 Quarter as Andrx's ownership in Cybear was below 80% and Cybear generated net operating loss carryforwards. Under the provisions of SFAS No. 109, the Company has provided a valuation allowance to reserve against 100% of its net operating loss carryforwards due to its history of net losses. For the 1998 Quarter, the Company did not record any income tax provision or benefit as Andrx could not utilize Cybear's tax attributes.

NINE MONTHS ENDED SEPTEMBER 30, 1999 ("1999 PERIOD"), AS COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 PERIOD").

         Cybear had revenues of $118,540 for the 1999 Period and had no revenues for the 1998 Period. Revenue for the 1999 Quarter represents subscriptions to the Company's Physician Practice Portal product, as well as revenues from web site development and maintenance and e-commerce revenues (see Notes 5 and 10 to the accompanying unaudited consolidated financial statements).

         Network operations and operations support costs were $2.2 million for the 1999 Period compared to $248,712 for the 1998 Period. The increase in network operations and operations support costs for the 1999 Period related to the establishment of the network operations center and the development of the operations support infrastructure.

         Product development costs were $2.2 million for the 1999 Period compared to $1.1 million for the 1998 Period. The increase in the product development costs for the 1999 Period reflects the progress and expansion of Cybear's development activities.

         Sales and marketing expenses were $2.8 million for the 1999 Period compared to $395,276 for the 1998 Period. The increase in sales and marketing expenses for the 1999 Period related primarily to the establishment of the selling and marketing infrastructure, the development and distribution of promotional material and costs incurred for trade shows.

         General and administrative expenses were $1.9 million for the 1999 Period compared to $462,391 for the 1998 Period. The increase in general and administrative expenses for the 1999 Period related to the establishment and development of the administrative infrastructure.

         Depreciation and amortization expense was $850,710 for the 1999 Period compared to $89,634 for the 1998 Period. The increase in depreciation and amortization for the 1999 Period resulted primarily from the Company's purchases of computer hardware and software used in the establishment of its network operations center and the development of its products, and leasehold improvements to the rented space housing its corporate headquarters and network operations center.

         Interest expense was $216,182 for the 1999 Period compared to $145,259 for the 1998 Period. Interest expense represented interest on Due to Andrx under the credit agreement between the two companies to fund Cybear's operations.

         Cybear had interest income of $683,593 for the 1999 Period and had no interest income for the 1998 Period. The interest income resulted primarily from the investments of the net proceeds generated from the public offering in money market funds and interest bearing investment grade securities.

         Cybear recorded a tax benefit of $2,824,069 for the 1999 Period reflecting the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. For the 1998 Period, the Company did not record any income tax provision or benefit as Andrx could not utilize Cybear's tax attributes.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, Cybear had $44.5 million in cash, cash equivalents and investments available-for-sale and $45.3 million of working capital.

         Net cash used in operating activities for the 1999 Period was $8.0 million compared to $2.2 million for the 1998 Period. In the 1999 Period, net cash used in operating activities was primarily attributable to Cybear's loss from operations, an increase in interest receivable from the Company's investments available-for-sale and an increase in other assets, offset by the depreciation and amortization expense. The increase in other assets results primarily from the payment of a portion of the consulting fee to Innovative Clinical Solutions, Ltd. formerly known as PhyMatrix Management Company, Inc. and payment to Cox Interactive Media, Inc. (see Note 9 to the accompanying unaudited consolidated financial statements). In the 1998 Period, net cash used in operating activities was primarily attributable to Cybear's loss from operations.

         Net cash used in investing activities for the 1999 Period was $41.2 million compared to $266,279 for the 1998 Period. In the 1999 Period, Cybear invested $38.0 million in investments available-for-sale and used $1.2 million in net cash for the acquisition of Telegraph (see Note 3 to the accompanying unaudited consolidated financial statements). Cybear also purchased $2.0 million in property and equipment consisting mainly of computer hardware and software used in the establishment of its network operations center and the development of its products, leasehold improvements to the rented space housing its corporate headquarters and network operations center and furniture for its corporate headquarters. Cybear also capitalized $119,667 in product development costs. In the 1998 Period, Cybear purchased $196,279 of property and equipment consisting mainly of computer hardware and software and furniture used in its product development activities and capitalized $70,000 in product development costs.

         Net cash provided by financing activities for the 1999 Period was $55.9 million compared to $2.5 million for the 1998 Period. In the 1999 Period, net cash provided by financing activities consisted mainly of $50.8 million in net proceeds generated from the public offering of 3,450,000 shares of common stock of the Company and $5.1 million of advances from Andrx to fund Cybear's operations, net of the reimbursement from Andrx for the utilization of Cybear's tax attributes pursuant to the tax allocation agreement. In the 1998 Period, net cash provided by financing activities consisted of advances from Andrx to fund Cybear's operations.

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

         Based upon its identification and assessment efforts to date, Cybear believes that certain of the computer equipment and software it currently uses required or will require replacement or modification. In the ordinary course of replacing computer equipment and software, Cybear will attempt to obtain replacements that are Year 2000 compliant. Utilizing both internal and external resources to identify and assess needed Year 2000 remediation, Cybear began its Year 2000 identification, assessment, remediation and testing efforts in the fourth quarter 1998 and expects to complete such activities in the fourth quarter 1999 and that such efforts will be completed prior to any currently anticipated impact on its computer equipment and software. Cybear estimates that as of October 31, 1999, it had completed approximately 80% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software. The projects comprising the remaining 20% of the initiatives are in process.

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

         Cybear believes that the cost of its Year 2000 identification, assessment, remediation and testing efforts, as well as currently anticipated costs to be incurred by Cybear with respect to Year 2000 issues of third parties, will not exceed $200,000 and will be funded from current existing financial resources. As of the date of this report, Cybear had incurred costs of approximately $116,000 related to its Year 2000 identification, assessment, remediation and testing efforts. These costs were for planning, analysis, repair of existing software, or evaluation of information received from significant vendors, service providers, or customers. Other non-Year 2000 efforts have not been and are not expected to be materially delayed.

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

                                  CYBEAR, INC.
                                     PART II
                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:

     27.1 Financial Data Schedule

(b)Reports on Form 8-K:

         A Current Report on Form 8-K was filed on September 29, 1999 reporting under Item 2 "Acquisition or Disposition of Assets" regarding the Company acquiring Telegraph Consulting Corporation. The financial statements of the business acquired and the pro forma financial statements required will be filed by amendment no later than 60 days from the date of Form 8-K.

                                  CYBEAR, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

                  By: /s/ EDWARD E. GOLDMAN, M.D.
                          -----------------------
                   Name:  Edward E. Goldman, M.D.
                  Title:  President and Chief Executive Officer
                          (Principal Executive Officer)

                  By: /s/ Jack Greenman
                          -------------
                    Name: Jack Greenman
                   Title: Executive Vice President and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

November 15, 1999

                                 EXHIBIT INDEX
EXHIBIT      DESCRIPTION
27.1         FINANCIAL DATA SCHEDULE