Form 10-K405
period 1999-12-31
CYBEAR INC
filed 2000-03-29
CIK 1036824

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

         (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ________ to ________

                           Commission File No. 0-26389

                                  CYBEAR, INC.
             (Exact name of Registrant as specified in its charter)

                Delaware                                    13-3936988
    -------------------------------                     -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    5000 Blue Lake Drive, Suite 200
          Boca Raton, Florida                                  33431
    -------------------------------                     -------------------
         (Address of principal                              (Zip Code)
           executive offices

                                 (561) 999-3500
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of the Registrant's Common Stock was 17,772,537 (as of March 13, 2000).

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $43,907,247 (as of March 13, 2000).

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      None

As used in this Report, the terms "we," "us," "our," the "Company" and "Cybear" mean Cybear, Inc. and its subsidiaries (unless the context indicates a different meaning).

                           FORWARD-LOOKING STATEMENTS

         Cybear cautions readers that some of the information in this report contains forward-looking statements within the meaning of the federal securities laws. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking statements typically are identified by use of terms like "may," "will," "expect," "anticipate," "estimate", "believe", "intend", "could", "would" and similar words, although some forward-looking statements are expressed differently. You should be aware that Cybear's actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including our limited operating history and substantial operating losses, feasibility of developing commercially profitable Internet healthcare services, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in product development, ability to continue product development, ability to gain market acceptance and market share, ability to manage growth, Internet security risks and uncertainty relating to the evolution of the Internet as a medium for commerce, dependence on the capacity, reliability and security of our network infrastructure, dependence on third party content providers, dependence on our key personnel, ability to protect our intellectual property and the impact of future government regulation on our business. You should also consider carefully the risks described in this Report or detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC").

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         Cybear Inc., a Delaware corporation, was incorporated on February 5, 1997. Cybear is an information technology company using the Internet to improve the efficiency of administrative and communications tasks of managing patient care while addressing the healthcare industry's critical need for secure and reliable transmission of information. An Internet Service Provider ("ISP") and Application Services provider ("ASP") for the healthcare industry, Cybear uses or intends to use its own secure private network to provide access to the Internet, email and productivity applications available on a transaction or subscription basis to physicians, physician organizations, pharmacies and hospitals. Some of its online applications include or will include business tools for hospital messaging, lab orders and results, streamlined purchasing, prescription writing, claims processing, eligibility verification, formulary compliance, credentialing, web site creation and physician-patient communications via the Internet.

         In March 1999, Cybear introduced its first product, its Physician Practice Portal ("dr.cybear"), which addresses the communications and operational needs of physicians and other healthcare providers. The Physician Practice Portal is an Internet portal site that provides a combination of healthcare content, practice management tools, the entry point to a communications network and ongoing access to further products and services. Dr.cybear is marketed to physicians, physician organizations, hospitals, managed care organizations and integrated delivery networks throughout the United States. In the three months ended June 30, 1999, Cybear emerged from the development stage for financial reporting purposes.

          In June 1999, the Company completed a public offering of 3,450,000 shares of its common stock, raising approximately $50.8 million in net proceeds. In September 1999, the Company acquired Telegraph Consulting Corporation ("Telegraph"), the programming, networking and interactive design division of Telegraph New Technology, Inc. The purchase price of approximately $4.1 million included $1.2 million in cash, the issuance of 320,000 shares of Cybear unregistered common stock valued at approximately $2.8 million and the assumption of approximately $136,000 of Telegraph's debt. The acquisition was recorded using the purchase method of accounting. As of December 31, 1999, Cybear was approximately 73% owned by Andrx Corporation ("Andrx").

         In September 1999, we entered into an arrangement with Andrx pursuant to which prescription vaccines and injectables and other items distributed by Andrx can be ordered through Cybear's Physician Practice Portal.

         In December 1999, Cybear received from Andrx a tracking stock recapitalization plan offer which would give Andrx shareholders the ability to distinguish their investments in Andrx and Cybear. In March 2000, Andrx and Cybear announced that they executed a definitive agreement with respect to the previously announced tracking stock recapitalization plan. This plan, which was recommended to the Cybear Board of Directors by its Special Committee and approved by the boards of both Cybear and Andrx will create a new class of Andrx common stock to separately track the performance of Cybear ("Cybear Group Common"). The plan will be submitted to Andrx and Cybear shareholders for approval later this year.

         Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. As of December 31, 1999, Cybear had an accumulated deficit of approximately $14.8 million. In addition, Cybear intends to continue to invest heavily in product development, network operations, customer support, sales and marketing and administrative areas. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may never achieve or sustain profitability.

         In March 2000, Cybear signed a one-year agreement, subject to additional one-year periods renewals by mutual agreement, with Novartis Pharmaceuticals Corporation ("Novartis") pursuant to which Cybear will provide secure on-line connectivity and communications solution through its dr.cybear product to an initial group of 5,000 Novartis-selected physicians for monthly subscription fees commencing one month after such physicians are registered. Novartis has committed to register 5,000 physicians by the end of the year 2000.

         In March 2000, we entered into two separate agreements with AHT Corporation whereby (i) we were granted a license to use certain computer software applications which we believe will enable users of dr.cybear and other Cybear websites to access and use a prescription writing and transmission service and a laboratory ordering process; and (ii) we have agreed to develop, with the assistance of AHT, an electronic prescription writing device. Both agreements provide, among other things, for a sharing of revenues between AHT and Cybear in the event revenues are generated from the sales of products and/or services related to the two agreements. Contemporaneously with the execution of these agreements, we purchased from AHT a 10% Senior Secured Convertible Note due March 31, 2001 in the amount of $4.0 million, which is convertible, at our option, into shares of AHT Common Stock. In addition and in connection with the entering into of the two agreements, we received a warrant to purchase 300,000 shares of AHT Common Stock.

         Over the next year, we intend to supplement our core dr.cybear product by continuing to improve its functionality and by introducing our Pharmacist Portal Product ("rx.cybear"). The Company's Pharmacist Portal Product will provide physicians the ability to write prescriptions and prescription refills in the context of patient medical histories and payer clinical rules. As a result, we expect our product to provide physicians and pharmacies with the necessary tools to help reduce potentially harmful drug interactions, lessen the number of telephone calls from payers and pharmacies, improve patient satisfaction and ultimately improve patient care. Pharmacies may also benefit through reduced administrative costs due to the correction and clarification of prescriptions before being submitted for dispensing.

         We also intend to implement additional functionality to our dr.cybear product such as the communication of laboratory results. This service will enable physicians to order and view the results of diagnostic tests from participating clinical laboratories. We also intend to provide through our dr.cybear product medical messaging services that may include discharge summaries and nursing notes from hospitals, prescription and laboratory information, transcription information, as well as other pertinent patient medical records to allow physicians "real time" access to such information. We also intend to offer healthcare providers the ability to verify patient eligibility and coverage and process medical claims through our dr.cybear product.

CORPORATE INFORMATION

         Our executive offices are located at 5000 Blue Lake Drive, Suite 200, Boca Raton, Florida 33431. Our telephone number is (561) 999-3500 and our web site address is www.cybear.com. Information contained on our web site is not part of this Report.

HEALTHCARE COMMUNICATIONS AND INFORMATION TECHNOLOGY ISSUES

         Participants in the healthcare industry are highly dependent upon information. Information is generated by multiple sources, must be acted on at various times by a variety of participants and forms the basis of quality care and adequate reimbursement for services. With both the continued penetration of managed care and reductions in government reimbursement, the need for accurate, rapid and interactive information continues to increase. At the same time, demand for real-time accurate clinical and administrative information among healthcare network providers has increased.

         Management believes that, notwithstanding the recognized need for improved business-to-business communication, the healthcare industry has, to date, underinvested in information technology. Instead, the exchange of complex information currently depends on the inefficiencies inherent in mail, telephone and fax communications. It is not unusual for patients to experience delays in obtaining authorizations, in gaining access to specialists or in having diagnostic or therapeutic procedures performed because of inefficient manual methods of sharing information. Physicians find it increasingly difficult to monitor the thousands of different medications covered by insurers, so pharmacists interrupt patient care with requests to change or substitute medications. It is common practice for physicians and their office staff to telephonically verify a patient's eligibility and other items necessary to render care. Manual methods of coding for healthcare reimbursement claims are prone to human error. These inefficiencies are a daily part of healthcare and reduce the profitability of healthcare providers and provider organizations.

         The desired linkage of existing computer systems used by participants in the healthcare industry has been hindered by a variety of factors, including the sheer number of industry participants, the complexity of healthcare transactions, the high cost of technology, limitations of existing information systems, the incompatibility of the many existing operating platforms and the continuing prevalence of computer systems that were not Y2K compliant.

         We believe that the Internet is a transformational communications technology that will be best suited to handle complex communications between healthcare providers and payers. The Internet's open architecture, universal accessibility and acceptance makes it a powerful communications medium overcoming many of the limitations of legacy healthcare information access and technology systems. Additionally, the Internet has gained wide acceptance in the healthcare community as an information access and gathering tool, with approximately 75% of U.S. physicians accessing the Internet regularly. Consequently, the deployment of various applications, content and tools will more readily be accepted by physicians and their office staffs.

THE CYBEAR SOLUTION

         We developed dr.cybear to meet healthcare providers' need to improve the accuracy and efficiency of communications with other providers, third party payers and provider networks. In order to meet the demands of managed care, we believe a system needs to quickly collect and deliver patient information at the point of care, track physician activities and patterns, identify trends and issues that affect the critical components of managed care such as quality, cost, outcomes, variability and patient satisfaction and facilitate prospective utilization review. We also believe that there will be a strong demand for real-time clinical and practice management solutions that are easy to use, secure and cost effective.

         Our integrated suite of Internet-based products and services is designed to improve the efficiency of day-to-day administrative and communication tasks of the various participants in the healthcare industry, including physicians, hospitals, networks and payers that must interact to successfully manage patient care. These products may include applications, information and data transfer capabilities designed by us to meet their particular needs, and, through our ISP, allow for the creation of secure intranets or custom private networks for members of these networks to communicate and share private information. Access to our products is restricted to registered users. Registered users must enter passwords to obtain access, and the passwords are programmed to provide general access to product content and applications and tiered-restricted access to member specific network communications. Our Internet-based technology platform allows for efficient installation, maintenance and customization using the user's existing computer system. Like other Internet service providers, we use existing phone lines and the telecommunications infrastructure. Registered users may also access dr.cybear through other ISPs, even though Internet access through our ISP is already included in their service.

CYBEAR'S COMPETITIVE ADVANTAGES

         We believe our healthcare experience, our sales force, our Internet-based technology platform, our in-house software development capabilities and our business relationship with Andrx provide us with significant competitive advantages that should permit Cybear to become an Internet communications and applications provider for the healthcare community. Our main strengths are:

/bullet/ We Have Healthcare Experience - Our chief executive officer is a physician with experience practicing medicine, managing provider networks and providing practice management services. Other members of our senior management and Board of Directors have experience in healthcare practice management and pharmaceutical industries. Our development, marketing and support staff has in-depth knowledge of the operations and specific needs of physicians and other key participants in the healthcare industry. As a result, we believe we are able to develop and deliver products that are useful and acceptable to our users allowing us to build meaningful and lasting user relationships.

/bullet/ We Have Our Own Sales Force - We have an in-house sales and marketing staff that has long-standing ties to key segments of the healthcare industry, including physician practices, physician organizations and pharmaceutical companies. We believe that these relationships will allow us to rapidly expand our user base.

/bullet/ We Have an Internet-Based Technology Platform - We provide direct
         Internet access to our registered users through our own ISP, unlike our competitors who depend on others for Internet access. Being an ISP allows us to provide a secure medium for transmission of sensitive patient and transactional information in an easy to use, low cost, fast and reliable manner. Our ISP platform also allows us to provide more value to our users by providing general purpose Internet access at no additional cost, web-hosting and the ability to develop private intranets, which we believe will result in users being less likely to switch to a competitor's product or service.

/bullet/ We Have Extensive In-House Software Development Capabilities - We have an in-house software development team made up of over 30 programmers, allowing us to provide easy to use, low cost tools for day-to-day operational and management needs of medical practices and networks. This allows us to create flexible Java and Cold Fusion language-based applications to address the particular needs of different segments of the healthcare industry. Our in-house development capability, together with our server-based applications technology that allows us to send updates to subscribers online, will allow us to make continuous improvements to our products.

/bullet/ We Have a Business Relationship with Andrx - Andrx, our parent corporation, provides us with telemarketing and product distribution expertise. We have an arrangement with Andrx pursuant to which prescription vaccines and injectables distributed by Andrx can be ordered through our Physician Practice Portal.

CYBEAR'S STRATEGY

         Our strategy to become an Internet-based platform linking physicians with other healthcare providers, third party payers and participants in the healthcare industry is based upon several elements, including:

/bullet/ Building a Physician User Base - We are marketing dr.cybear to physicians, their staff and physician organizations that have ever-increasing and complex communications needs. In addition to individual physicians, large physician organizations will either subscribe to encourage their members to use dr.cybear. We expect administrative staff, particularly office managers, schedulers and billers will be regular users of many of the administrative tools of dr.cybear.

/bullet/ Using Physician User Base to Obtain Additional Industry Users - By developing a physician-centered user base, we believe that we will attract non-physician users such as pharmacies, hospitals and Independent Practice Associations ("IPA's") who will use our future products to communicate and transact business with our dr.cybear physician users. To this end, we are actively pursuing strategic relationships with key healthcare, technology and content partners to enable us to offer higher quality products and solutions to other segments of the healthcare industry.

/bullet/ Using Connectivity to Retain Users - We believe that our ISP-related ability to link physician organizations through custom, secure private networks will improve communications and administrative efficiency. We believe that once individual users are connected to and use a private network, particularly members of large provider networks, they will continue subscribing to our products and services instead of switching to one of our competitor's services because if they switched, they would not be able to communicate with members who are dr.cybear users.

/bullet/ Capitalizing on Multiple Revenue Sources - We intend to generate revenues from multiple sources, including e-commerce, transaction fees and subscription fees.

PRODUCTS

         OUR TECHNOLOGY PLATFORM

         Our Internet-based technology platform for our products includes an ISP that serves only our users, and as a result improves security and reliability of their Internet access, the use of Java and Cold Fusion language-based programming to design our user applications, and a network operations center with full system backups to provide reliability to our user base, all with the capacity to meet our users' growing needs.

         COMMON FEATURES OF OUR PRODUCTS

         Each of our products will share the following common features tailored to meet the needs of the targeted user:


                  COMPONENT                                               FEATURES
------------------------------------------------ ---------------------------------------------------------------------
Internet Service Provider                        /bullet/ Automatic configuration of the user's computer

                                                 /bullet/ Dial-in from any location in the U.S.  through a network of local numbers

                                                 /bullet/ Customizable  front-end image that may include the name and service mark of the user or the user's network

                                                 /bullet/ On-demand customer support

                                                 /bullet/ Access to our products as well as full general purpose
                                                          Internet access for use by our users
------------------------------------------------ ---------------------------------------------------------------------


------------------------------------------------ ---------------------------------------------------------------------
Communications Services                          /bullet/ E-mail,   private  network  capabilities  and  web  hosting
                                                          services

                                                 /bullet/ Tiered multiple user groups for password secure restricted access network communications with others in the relevant
                                                          healthcare delivery system, with the ability to control
                                                          access to information as desired

                                                 /bullet/ User group menus comprising larger groups or organizations defined by a common interest or situation
------------------------------------------------ ---------------------------------------------------------------------
Content and Applications                         /bullet/ A portal  entry point  notifying  users of new  information and product updates relevant to the particular user group

                                                 /bullet/ A template for users to design their own web site, search engine/directory to find information on the Internet, and
                                                          online newsletter publisher, each customizable to the needs of the user, and web site access and the ability to track the number of visitors to a web site

                                                 /bullet/ Software   applications  tools  to  streamline   day-to-day
                                                          healthcare administrative and operational tasks

                                                 /bullet/ Lifestyle  information  geared for the e-commerce  needs of healthcare professionals
------------------------------------------------ ---------------------------------------------------------------------

         DR.CYBEAR

         Dr.cybear includes a broad range of practice management tools to assist physicians and their office staff, increase physician productivity and enhance potential reimbursement. Dr.cybear is designed to manage communications between physicians and the various other segments of the healthcare industry that interact with them. Cybear launched dr.cybear in March 1999.

          The following highlights the dr.cybear practice, office and physician tools:

PRACTICE TOOLS

             APPLICATION                               CONTENT                              BENEFIT
---------------------------------------- --------------------------------------- -------------------------------------
Managed Care Applications                /bullet/ Contract Manager               Helps manage differing insurance
                                         /bullet/ Eligibility and Authorization  contracts, checks a patient's
                                         /bullet/ Capitation Evaluation          insurance status, obtains referral
                                                                                 authorization and evaluates managed
                                                                                 care payments.
---------------------------------------- --------------------------------------- -------------------------------------
Care Management                          /bullet/ Patient Satisfaction Survey    Patient services including
                                         /bullet/ Patient Education              satisfaction evaluation,
                                         /bullet/ Patient Support                educational handouts, online
                                         /bullet/ Practice Benchmarks            patients support links and
                                                                                 evaluation of practice by comparing
                                                                                 to standard norms.
---------------------------------------- --------------------------------------- -------------------------------------
Coding Management                        /bullet/ Coding Newsletter              Updates and trains staff on coding
                                         /bullet/ Medicare Training              changes, simplifies billing with
                                         /bullet/ ICD-9 Online                   online procedure and disease
                                                                                 listings.
---------------------------------------- --------------------------------------- -------------------------------------
Practice Compliance                      /bullet/ Compliance Newsletter          Keeps practice abreast of
                                         /bullet/ Legislative Update             compliance issues and legislative
                                         /bullet/ Legal Resources                initiatives, alerts regarding fraud
                                         /bullet/ Fraud and Abuse Alerts         and  abuse issues  and assists in
                                                                                 evaluating health care attorney
                                                                                 qualifications.
---------------------------------------- --------------------------------------- -------------------------------------

OFFICE TOOLS

             APPLICATION                               CONTENT                              BENEFIT
---------------------------------------- --------------------------------------- -------------------------------------
Supply Replacement                       /bullet/ Injectables and Vaccines       Online ordering of injectables,
                                         /bullet/ Medical Supplies               vaccines, medical, and office
                                         /bullet/ Office Supplies                supplies frees staff time and
                                                                                 ensures availability.
---------------------------------------- --------------------------------------- -------------------------------------
Staff Services                           /bullet/ Human Resources                Helps track required human resource
                                         /bullet/ Policy and Procedures          documentation, contains staff
                                         /bullet/ Office Training                policies and procedures, online
                                         /bullet/ Occupational Safety and        training courses, and Occupational
                                                  Health Administration          Safety and Health Administration
                                                  Regulatory compliance          compliance evaluation and protocols.
                                         /bullet/ Disaster Protocols

---------------------------------------- --------------------------------------- -------------------------------------
Infrastructure Support                   /bullet/ Office Forms Database          Extensive repository of office
                                                                                 forms for all needs, both business
                                                                                 and clinical.
---------------------------------------- --------------------------------------- -------------------------------------

PHYSICIAN TOOLS


             APPLICATION                               CONTENT                              BENEFIT
---------------------------------------- -------------------------------------- --------------------------------------
Continuing Education                     /bullet/ Continuing Medical Education  Keeps physicians updated on their
                                         /bullet/ Medical Library               education, and allows patient,
                                         /bullet/ Conference calendar           disease and clinical research.
                                         /bullet/ Clinical Studies

---------------------------------------- -------------------------------------- --------------------------------------
Prescription Management                  /bullet/ Managed Care                  Tracks the medications covered by
                                         /bullet/ Food and Drug                 different insurance carriers, and
                                                  Administration Approvals      minimizes changes and substitutions
                                         /bullet/ Drug Formulary Prescription   of patient medications.
                                                  Profiling

---------------------------------------- -------------------------------------- --------------------------------------
Certification Assistance                 /bullet/ Credentialing Database        Updates physician's profile
                                         /bullet/ Utilization Benchmarking      regarding education, hospital
                                                                                privileges, licensure, etc. Allows
                                                                                comparison of patient management and
                                                                                treatment to standard clinical
                                                                                protocols and treatment regimes.
---------------------------------------- -------------------------------------- --------------------------------------

FUTURE PRODUCT

         Cybear is developing additional functionality to its dr.cybear product as well as an additional Internet-based product, rx.cybear, targeted to the needs of pharmacies. The additional functionality to the dr.cybear product and the rx.cybear product are based on our Internet-based technology platform, and will add tools specially designed to meet the needs of the expected users. Cybear anticipates that the additional functionality to the dr.cybear product and the rx.cybear product will attract new users that will benefit from the connectivity features to communicate among themselves and with physicians.

/bullet/ Additional functionality to our dr.cybear product will include:

         /bullet/ Communication of laboratory results. This service will enable physicians to order and view the results of diagnostic tests from participating clinical laboratories.

         /bullet/ Medical messaging services which may include discharge summaries and nursing notes from hospitals, prescription and laboratory information, transcription information, as well as other pertinent patient medical records to allow physicians "real time" access to such information.

         /bullet/ Enhanced patient eligibility and coverage verification.

         /bullet/ Medical claims processing.

/bullet/ Rx.cybear will be targeted to the community pharmacies, a segment of the healthcare delivery sector that is experiencing increased pressures to reduce and control operational costs. Rx.cybear will also function and provide benefits to the pharmacy chain market. Cybear believes rx.cybear will have a direct bottom line cost to managing the prescription benefit as well as the patient coordination between the physician practice, the pharmacy and the patient. In addition to the standard portal product, rx.cybear will offer applications that have been developed by Cybear including:

         /bullet/ Calculators that assist with managing the profitability of the store, labor budgets, delivery costs, contract profitability, profit and loss, and price increases.

         /bullet/ Electronic integration of the Patient / Physician / Pharmacy for Rx refills & renewals.

         /bullet/ Ability to modify and change drug therapies during the refill process.

         /bullet/ E-commerce through the pharmacist's web page.

         /bullet/ Access to numerous journals, regulatory information, formulary listings and clinical study summaries.

MARKETING AND SALES

         We sell our product primarily through two mechanisms: our in-house sales force and our distribution partnerships. We have an in-house sales force of individuals with healthcare backgrounds and relationships oriented to building the physician user base. The sales force activity is complemented by senior management in approaching other segments of the healthcare community, including the pharmaceutical, medical device and supplies and ancillary service providers. We believe both through direct sales and through distribution partnerships, we will have more rapid product penetration and revenue generation. We plan to continue recruiting additional sales and marketing staff.

         To complement our sales strategy, we have a multifaceted marketing approach that includes advertising, direct mailing, telemarketing, trade show visibility and direct selling activity. Our marketing efforts take a business partnership approach, with a focus on developing three main revenue bases: e-commerce, transaction revenues and subscription revenues. We believe that providing useful, easy to use and well supported products and services will allow us to build our user base, and that building our user base will allow us to generate e-commerce and transaction revenues.

CUSTOMER SERVICE AND SUPPORT

         Cybear believes that effective customer service is essential to attracting and retaining users and is acutely sensitive to the demands for person-to-person responsiveness of the healthcare community. Cybear provides ongoing telephone support in both technical computer hardware and healthcare applications matters. This support is provided through its customer service and help desk which are accessible by a toll-free call and are available from 8:00 a.m. to 8:00 p.m. eastern standard time Monday through Friday with after hours support available via pager. Personnel are trained to both resolve technical problems and to answer inquiries on product usage. Cybear also has trained customer satisfaction associates to ensure proper use and customer satisfaction.

NETWORK OPERATIONS CENTER

         Cybear's network operations center, or NOC, was designed to fully integrate redundancy and scalability. We have installed redundant power supplies, each with its own power cable, into every major switch or router in our system so as to ensure that a disruption in the power supply or disconnected power cable does not incapacitate the network. We can increase our capacity, speed and fault tolerance without affecting or stopping existing services simply by connecting additional equipment into our network. Upgrades are done to our equipment and software as computer virus and other security advisories become available. We use the latest in firewalls running dual design in the event one should fail. Cybear's external connectivity is designed to be as redundant and self- repairing as its internal network. We have connectivity, split across several routes and high speed segments known as T3 lines, to several major telecommunication infrastructure providers, including Bell South, Uunet, Sprint and Cable & Wireless, to provide connections with the Internet. If any one or more of the providers or routers becomes unavailable, the infrastructure itself will re-route traffic as necessary to continue functioning without interruption.

         Every network segment is split among redundant switches, and each switch also is attached to the backbone through redundant connections, resulting in an efficient self-healing network that can sense and repair itself as the need arises. Our host routers and network segments, both internal and external, are monitored 365 days a year through several systems, on and offsite, in order to maintain site integrity. The NOC is located in Boca Raton, Florida.

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

         To be competitive, Cybear must incorporate leading technologies, enhance its existing services and content, develop new technologies that address the increasingly sophisticated and various needs of healthcare professionals and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. There can be no assurance that Cybear will be successful in using new technologies effectively or adapting dr.cybear and other products to user requirements or emerging industry standards. Any pricing pressures, reduced margins or loss of market share resulting from Cybear's failure to compete effectively would materially adversely affect Cybear's business, financial condition and operating results.

         Many of Cybear's current and potential competitors have greater financial, technical and marketing resources to devote to the development, promotion and sale of their services; longer operating histories; greater name recognition; and larger user bases than Cybear and, therefore, may have a greater ability to attract users. Many of these competitors may be able to respond more quickly than Cybear to new or emerging technologies in the Internet and the personal communications market and changes in Internet user requirements and to devote greater resources than Cybear to the development, promotion and sale of their services. In addition, Cybear does not have contractual rights to prevent its business partners from entering into competing businesses or directly competing with it.

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

         Cybear's products and services are not directly subject to governmental regulations, although the proposed user base is subject to extensive and frequently changing federal and state laws and regulations. However, with regard to healthcare issues on the Internet, the recently enacted Health Insurance Portability and Accountability Act of 1996, mandates the use of standard transactions, standard identifiers, security and other provisions by the year 2002. It will be necessary for Cybear's platform and for the applications that it provides to be in compliance with the proposed regulations. Congress is also likely to consider legislation that would establish uniform, comprehensive federal rules about an individual's right to access his own or someone else's medical information. This legislation would likely define what is to be considered "protected health information" and outline steps to ensure the confidentiality of this information. The proposed Health Information Modernization and Security Act would provide for establishing standards and requirements for the electronic transmission of health information.

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

         We have a federal service mark registration for "Cybear". We have also registered the domain names "dr.cybear.com" and "Cybear.com." Any infringement or misappropriation of Cybear's intellectual property rights would disadvantage Cybear in its efforts to retain and attract new customers in a highly competitive market and could cause Cybear to lose revenues or incur substantial litigation expense.

         Although Cybear believes that its products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against Cybear in the future. If asserted, such a claim could cause Cybear to lose revenues or incur substantial litigation expense.

EMPLOYEES

         As of March 8, 2000, Cybear had 100 full-time employees. None of such employees is a member of a labor union and Cybear considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

         Cybear currently leases 21,648 square feet of space in Boca Raton, Florida housing its corporate headquarters and network systems. The lease provides for annual rent of $270,600, excluding taxes, insurance, utilities and common area maintenance charges. In September 1999, the Company amended its lease to expand the leased premises by 16,420 square feet starting April 1, 2000. This will increase the annual base rent to $490,316 excluding taxes, insurance, utilities and common area maintenance charges starting on April 1, 2000. In addition, the lease term was extended to March 31, 2007. Cybear has adequate insurance for the premises. Management believes that this office space will be adequate for Cybear's needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

MARKET INFORMATION

         Our common stock has been listed for trading on the Nasdaq National Market under the symbol "CYBA" since June 18, 1999. From January 28, 1999 to June 17, 1999, our common stock was traded on the OTC Bulletin Board under the symbol "CYBR". The following table sets forth, for the calendar quarters indicated, the range of high and low bid prices per share of common stock as reported by the OTC Bulletin Board for the period from January 28, 1999 to June 17, 1999 and the range of high and low sales prices per share of common stock as reported by the Nasdaq National Market for the period from June 18, 1999 to December 31, 1999. Quotations from the OTC Bulletin Board were over-the-market quotations and, accordingly, reflected inter-dealer prices, without retail mark-up, mark-down or commission and may have not represented actual transactions. Because only 269,400 shares were freely tradable at that time, there was a limited public market for our common stock and the prices might not have reflected the true value of our common stock:

1999                                                  HIGH           LOW
-----------                                          -------        ------
First Quarter (Commencing January 28, 1999)          $ 53.00        $ 3.25
Second Quarter                                         41.00         13.88
Third Quarter                                          23.25          5.88
Fourth Quarter                                         10.00          5.47

HOLDERS

         As of March 7, 2000, there were approximately 51 registered holders of record of Cybear's common stock. Cybear believes the number of beneficial owners of its common stock is approximately 3,139.

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

STATEMENT OF OPERATIONS DATA*:

                                                      YEARS ENDED         FOR THE PERIOD FROM
                                                      DECEMBER 31,          FEBRUARY 5, 1997
                                             -----------------------------   (INCEPTION) TO
                                                 1999             1998      DECEMBER 31, 1997
                                             ------------     ------------     ------------
Revenues                                     $    269,707     $         --     $     95,927

Operating expenses:
  Network operations and operations
    support                                     2,867,047          643,309               --
  Product development                           3,058,207        1,716,454          894,027
  Sales and marketing                           4,908,939          482,418               --
  General and administrative                    2,543,952        1,189,122          666,873
  Depreciation and amortization                 1,555,613          139,268           65,376
                                             ------------     ------------     ------------
Total operating expenses                       14,933,758        4,170,571        1,626,276
                                             ------------     ------------     ------------

Loss from operations                          (14,664,051)      (4,170,571)      (1,530,349)

Other income (expense):
  Interest expense on due to Andrx
     Corporation                                 (216,182)        (210,441)         (28,220)
  Interest income                               1,282,379               --               --
                                             ------------     ------------     ------------

Loss before income taxes                      (13,597,854)      (4,381,012)      (1,558,569)

Income tax benefit                              2,824,069        1,900,000               --
                                             ------------     ------------     ------------
Net loss                                     $(10,773,785)    $ (2,481,012)    $ (1,558,569)
                                             ============     ============     ============
Basic and diluted net loss per share         $      (0.70)    $      (0.19)    $      (0.12)
                                             ============     ============     ============
Basic and diluted weighted average shares
  of common stock outstanding                  15,470,009       13,030,999       12,768,303
                                             ============     ============     ============

BALANCE SHEET DATA:

                                                                           DECEMBER 31,
                                                             ------------------------------------------
                                                                1999           1998            1997
                                                             -----------    -----------     -----------
Cash, cash equivalents and investments available-for-sale    $37,993,628    $     3,983     $     1,000
Working capital (deficit)                                     39,389,776     (3,235,200)     (1,378,412)
Total assets                                                  53,068,029      3,331,951         395,456
Total liabilities                                              3,090,680      3,799,568       1,410,119
Total shareholders' equity (deficit)                          49,977,349       (467,617)     (1,014,663)


*Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Cybear Inc., a Delaware corporation, was incorporated on February 5, 1997. Cybear is an information technology company using the Internet to improve the efficiency of administrative and communications tasks of managing patient care. Cybear provides access to the Internet and the Cybear product line through its own ISP system, delivering productivity applications to health care providers and health information to consumers.

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

          In June 1999, the Company completed a public offering of 3,450,000 shares of its common stock, raising approximately $50.8 million in net proceeds. In September 1999, the Company acquired Telegraph Consulting Corporation ("Telegraph"), the programming, networking and interactive design division of Telegraph New Technology, Inc. The purchase price of approximately $4.1 million included $1.2 million in cash, the issuance of 320,000 shares of Cybear unregistered common stock valued at approximately $2.8 million and the assumption of approximately $136,000 of Telegraph's debt. The acquisition was recorded using the purchase method of accounting. As of December 31, 1999, Cybear was approximately 73% owned by Andrx.

         In December 1999, Cybear received from Andrx a tracking stock recapitalization plan offer which would give Andrx shareholders the ability to distinguish their investments in Andrx and Cybear. In March 2000, Andrx and Cybear entered into a definitive agreement with respect to the previously announced tracking stock recapitalization plan. This plan, which was recommended to the Cybear Board of Directors by its Special Committee and approved by the Boards of both Cybear and Andrx, will create a new class of Andrx common stock to separately track the performance of Cybear ("Cybear Group Common"). The plan will be submitted to Andrx and Cybear shareholders for approval later this year.

         Pursuant to an Agreement and Plan of Merger and Reorganization (the "Agreement"), Andrx will acquire all of the publicly traded shares of common stock of Cybear in a tax-free "roll-up" merger. Public shareholders currently own approximately 5.4 million shares (assuming the exercise by Edward E. Goldman, M.D., Cybear's chief executive officer, of a warrant to acquire 525,000 shares of Cybear's common stock currently owned by Andrx), or 30.5%, of the common shares of Cybear, and those shareholders will receive one share of Cybear Group Common for every Cybear share they currently own. In the recapitalization, the number of Cybear shares held by Andrx will be reduced from 12.4 million shares to 10.3 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. As a result, the non-Andrx shareholders of Cybear will own approximately 34.5% of the Cybear Group Common following the closing of the transaction. Pursuant to the Agreement, each Andrx common share will be converted into (i) one share of Andrx Group Common and (ii) approximately .1622 shares of Cybear Group Common, after giving effect to Andrx' pending two-for-one stock split (in the form of a stock dividend) announced on March 1, 2000. Upon completion of the recapitalization,
(i) Cybear will be a wholly owned subsidiary of Andrx with 100% of its value publicly traded in the form of Cybear Group Common; (ii) current Cybear shareholders will own approximately 34.5% of the Cybear Group Common; and (iii) current Andrx shareholders will own 100% of the Andrx Group Common and approximately 65.5% of the Cybear Group Common.

         Andrx and Cybear will be filing a preliminary joint proxy statement and a registration statement with respect to the proposed transaction with the SEC, which is subject to review by the SEC. In addition to shareholder approval, the transaction will be subject to various Federal and state regulatory approvals and, accordingly, no assurance can be given that this transaction will be consummated.

         In connection with the tracking stock recapitalization plan, the Company estimates it will incur merger costs of up to approximately $1.5 million if the tracking stock recapitalization plan is consummated. These costs will be charged to expense as incurred. No assurance can be given that this transaction will be consummated.

         Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. As of December 31, 1999, Cybear had an accumulated deficit of approximately $14.8 million. In addition, Cybear intends to continue to invest heavily in product development, network operations, customer support, sales and marketing and administrative areas. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may never achieve or sustain profitability.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 ("1999") AS COMPARED TO YEAR ENDED DECEMBER 31, 1998 ("1998").

         Cybear had $269,707 in revenues for 1999 and had no revenues for 1998. Revenue for 1999 includes subscriptions to the Company's Physician Practice Portal product, as well as revenues from web site development and maintenance and e-commerce revenues (see Note 2 to the accompanying consolidated financial statements). Cybear does not expect that revenues derived from Web site development and maintenance to be material in the year ending December 31, 2000.

         Network operations and operations support costs were $2.9 million in 1999 compared to $643,309 in 1998. Network operations and operations support costs consist primarily of personnel and related costs associated with operating the network operations center and providing customer support, telecommunications costs and maintenance expense on computer hardware and software. The increase in network operations and operations support costs for 1999 related to the establishment of the network operations center and the development of the operations support infrastructure.

         Product development costs were $3.1 million in 1999 compared to $1.7 million in 1998. Product development costs include payroll, benefits and other expenses of employees involved in the creation, design and development of Cybear's products, outside consultant fees and content fees. The increase in the product development costs for 1999 reflects the progress and expansion of Cybear's development activities.

         Sales and marketing expenses were $4.9 million in 1999 compared to $482,418 in 1998. Sales and marketing expenses consist primarily of salaries and personnel related costs, consulting and advertising fees and costs of developing and distributing promotional material. The increase in sales and marketing expenses for 1999 related primarily to the establishment of the selling and marketing infrastructure, an increase in consulting and advertising fees, the development and distribution of promotional material and costs incurred for trade shows.

         General and administrative expenses were $2.5 million in 1999 compared to $1.2 million in 1998. General and administrative expenses consist primarily of salaries and personnel related expenses for executives and administrative functions, housing expenses and professional fees. The increase in general and administrative expenses for 1999 related to the expansion of the administrative infrastructure.

         Depreciation and amortization expense was $1.6 million in 1999 compared to $139,268 in 1998. Depreciation and amortization expense consists primarily of the depreciation and amortization of property and equipment, amortization of goodwill and amortization of capitalized product development costs. The increase in depreciation and amortization for 1999 resulted primarily from Cybear's purchases of computer hardware and software used in its network operations center and the development of its products, leasehold improvements to the rented space housing its corporate headquarters and network operations center. In addition, Cybear began amortizing capitalized product development costs as it released its first products in 1999 and began amortizing the goodwill arising from the acquisition of Telegraph.

         Interest expense was $216,182 in 1999 compared to $210,441 in 1998. Interest expense represented interest on Due to Andrx under the credit agreement between the two companies to fund Cybear's operations. Upon completion of the public offering in June 1999, Andrx converted its advances due from Cybear, net of the reimbursement for income tax attributes, to Cybear's capital in exchange for 465,387 shares of Cybear common stock at the public offering price of $16.00 per share.

         Cybear had interest income of $1.3 million in 1999 and had no interest income in 1998. The interest income resulted primarily from the investments of the net proceeds generated from the public offering in money market funds and interest bearing investment grade securities.

         Cybear's taxable results through the completion of the public offering in June 1999 were included in the consolidated income tax return of Andrx since Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement pursuant to which Federal income tax liabilities or benefits are allocated to Cybear as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering in June 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, Cybear thereafter files its income tax returns separately.

         For the period from June 23, 1999 (date of completion of the public offering) to December 31, 1999, Cybear generated a net operating loss carryforward of approximately $10 million which is available to offset future earnings. As of December 31, 1999, Cybear has net deferred tax assets of approximately $4.0 million attributable primarily to the net operating loss carryforward of approximately $10 million generated from June 23, 1999 to December 31, 1999. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For the period from January 1, 1999 to June 22, 1999 and for 1998, Cybear recorded $2.8 million and $1.9 million, respectively, in income tax benefits. The income tax benefits reflect the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

1998 AS COMPARED TO PERIOD FROM FEBRUARY 5, 1997 (INCEPTION) TO DECEMBER 31, 1997 ("1997").

         Cybear had no revenues for 1998 as it was in the development stage. Revenues were $95,927 in 1997 and consisted of software development services rendered to Andrx.

         Network operations and operations support costs were $643,309 in 1998. Cybear had no network operations and operations support costs in 1997. The increase in network operations and operations support costs for 1998 related to the establishment of the network operations center and the development of the operations support infrastructure.

         Product development costs were $1.7 million in 1998 compared to $894,027 in 1997. The increase in the product development costs for 1998 reflected the progress and expansion of Cybear's development activities.

         Sales and marketing expenses were $482,418 in 1998. Cybear had no sales and marketing expenses in 1997. The increase in sales and marketing expenses for 1998 related to the development of the sales and marketing infrastructure.

         General and administrative expenses were $1.2 million in 1998 compared to $666,873 in 1997. The increase in general and administrative expenses for 1998 related to the expansion of the administrative infrastructure.

         Depreciation and amortization expense was $139,268 in 1998 compared to $65,376 in 1997. The increase in depreciation and amortization for 1998 resulted primarily from the Company's purchases of computer hardware and software used in the establishment of its network operations center and the development of its products.

         Interest expense was $210,441 in 1998 compared to $28,220 in 1997. Interest expense represented interest on advances from Andrx under the Credit Agreement between the two companies to fund Cybear's operations. At December 31, 1998, the net advances including interest amounted to approximately $5.4 million.

         Cybear recorded a tax benefit of $1.9 million in 1998 reflecting the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement. In 1997, the Company did not record any income tax provision or benefit as Andrx could not utilize Cybear's tax attributes. As of December 31, 1998, Cybear had net deferred tax assets of approximately $342,000 attributable primarily to a net operating loss carryforward in the amount of approximately $800,000 which was available to offset future earnings. Under the provisions of SFAS No. 109, Cybear had provided a valuation allowance to reserve against 100% of its net deferred tax assets given its history of net losses.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, Cybear had $38.0 million in cash, cash equivalents and investments available-for-sale and $39.4 million of working capital.

         Net cash used in operating activities was $9.7 million in 1999 compared to $1.4 million in 1998 and $1.4 million in 1997. The increase in net cash used in operating activities in 1999, as compared to 1998 is primarily due to Cybear incurring a net loss of $10.8 million in 1999 as compared to a net loss of $2.5 million in 1998, an increase in other assets of $1.3 million in 1999 as compared to a decrease of $11,730 in 1998 offset by depreciation and amortization expense of $1.6 million in 1999, as compared to $139,268 in 1998. The increase in other assets results primarily from recording a long term receivable of $600,000 from a medical organization and advance payments made to an operator of web sites (see Note 10 to the accompanying consolidated financial statements).

         In 1999, net cash used in operating activities was primarily attributable to Cybear's loss from operations, the interest receivable from the Company's investments available-for-sale and an increase in other assets, offset by the depreciation and amortization expense and an increase in accounts payable. In 1998 and 1997, the net cash used in operating activities was primarily attributed to Cybear's loss from operations offset by increases in accounts payable.

         Net cash used in investing activities was $34.2 million in 1999, $2.7 million in 1998 and $400,535 in 1997. In 1999, Cybear made net purchases of $26.2 million in investments available-for-sale, purchased a $3.0 million one-year convertible promissory note from HIE, Inc., and used $1.2 million in net cash for the acquisition of Telegraph. Cybear also purchased $2.2 million in property and equipment consisting mainly of computer hardware and software used in its network operations center and the development of its products, leasehold improvements to the rented space housing its corporate headquarters and network operations center and furniture for its corporate headquarters. Cybear also purchased $1.6 million in software licenses and capitalized $140,304 in product development costs. In 1998, Cybear purchased $2.3 million of property and equipment consisting mainly of computer hardware and software used in its network operations center and in its product development activities, and leasehold improvements to the rented space housing its corporate headquarters and network operations center. In addition, Cybear capitalized $358,000 in product development costs. In 1997, Cybear invested $240,535 in capital expenditures consisting mainly of computer hardware and software used in the development of its products. In addition, Cybear purchased a software license for $160,000.

         Net cash provided by financing activities was $55.9 million in 1999, $4.1 million in 1998 and $1.8 million in 1997. In 1999, net cash provided by financing activities consisted mainly of $50.8 million in net proceeds generated from the public offering of 3,450,000 shares of common stock of the Company and $5.1 million of advances from Andrx to fund Cybear's operations, net of the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement. In 1998, net cash provided by financing activities consisted of advances from Andrx to fund Cybear's operations, net of the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement. In 1997, net cash provided by financing activities consisted of advances from Andrx to fund Cybear's operations and proceeds from issuance of Cybear's stock.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the provisions of SFAS No. 133, as amended, as of the beginning of any fiscal quarter after issuance. SFAS No. 133, as amended, cannot be applied retroactively. SFAS No. 133, as amended, must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company will adopt the provisions of SFAS No. 133 beginning January 1, 2001, as required. Adoption of the provisions of this standard is not expected to have a material effect on the Company's consolidated results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company's exposure to market rate risk for changes in interest rates relates primarily to its investments available-for-sale portfolio. The Company has not entered into derivative financial instruments in its investments available-for-sale portfolio. The Company's investments available-for-sale portfolio consists of fixed rate debt instruments of the U.S. Government and its agencies, and of high-quality corporate issuers. The Company has established guidelines, which were approved by its board of directors, relative to diversification and maturities of its investments available-for-sale portfolio that are designed to limit the amount of credit exposure to any one issuer and help ensure safety and liquidity. Investments in fixed rate interest earning instruments carries a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Although changes in interest rates may affect the fair value of the investments available-for-sale portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          CYBEAR, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

 CONSOLIDATED FINANCIAL STATEMENTS OF
  CYBEAR, INC. AND SUBSIDIARIES:

                                                                                                        PAGE
                                                                                                        ----
Report of Independent Certified Public Accountants                                                       F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998                                             F-3

Consolidated Statements of Operations for the years ended December 31, 1999 and 1998
     and for the period from February 5, 1997 (inception) to December 31, 1997                           F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
     December 31, 1999 and 1998 and for the period from February 5, 1997
     (inception) to December 31, 1997                                                                    F-5

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and
     1998 and for the period from February 5, 1997 (inception) to December 31, 1997                      F-6

Notes to Consolidated Financial Statements                                                               F-7


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To Cybear, Inc.:

         We have audited the accompanying consolidated balance sheets of Cybear, Inc. (a Delaware corporation and 73% owned subsidiary of Andrx Corporation as of December 31, 1999) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1999 and 1998 and for the period from February 5, 1997 (inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cybear, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 and for the period from February 5, 1997 (inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
  February 10, 2000 (except for
  the tracking stock recapitalization
  plan discussed in Note 14, as to
  which the date is March 24, 2000).

                          CYBEAR, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            DECEMBER 31,
                                                                    -----------------------------
                                                                         1999             1998
                                                                    ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                                         $ 11,921,731     $      3,983
  Investments available-for-sale                                      26,071,897               --
  Investment interest receivable                                         740,037               --
  Accounts receivable, net of allowance of $3,000                        104,742               --
  Convertible note receivable from HIE, Inc.                           3,000,000               --
  Receivable from Blue Lake Ltd.                                              --          366,000
  Prepaid expenses and other current assets                              642,049          194,385
                                                                    ------------     ------------
    Total current assets                                              42,480,456          564,368

Property and equipment, net                                            3,523,395        2,406,629

Product development costs, net                                           332,752          358,000

Software licenses                                                      1,603,000               --

Goodwill, net                                                          3,818,844               --

Other assets                                                           1,309,582            2,954
                                                                    ------------     ------------
      Total assets                                                  $ 53,068,029     $  3,331,951
                                                                    ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                  $  2,758,330     $  1,153,059
  Accrued liabilities                                                    332,350          301,782
  Due to Andrx Corporation                                                    --        2,344,727
                                                                    ------------     ------------
    Total current liabilities                                          3,090,680        3,799,568
                                                                    ------------     ------------
Commitments and contingencies (Notes 10 and 14)

Shareholders' equity (deficit):
  Preferred stock, $.01 par value; 2,000,000 shares authorized,
    none issued and outstanding as of December 31, 1999 and 1998              --               --
  Common stock, $.001 par value; 25,000,000 shares
    authorized, 17,653,662 and 13,269,400 shares issued and
    outstanding as of December 31, 1999 and 1998, respectively            17,654           13,269
  Additional paid-in capital                                          64,873,031        3,558,695
  Accumulated deficit                                                (14,813,366)      (4,039,581)
  Accumulated other comprehensive loss                                   (99,970)              --
                                                                    ------------     ------------
     Total shareholders' equity (deficit)                             49,977,349         (467,617)
                                                                    ------------     ------------
       Total liabilities and shareholders' equity (deficit)         $ 53,068,029     $  3,331,951
                                                                    ============     ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated balance sheets.

                          CYBEAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                            YEARS ENDED          FOR THE PERIOD FROM
                                            DECEMBER 31,           FEBRUARY 5, 1997
                                   -----------------------------    (INCEPTION) TO
                                       1999              1998      DECEMBER 31, 1997
                                   ------------     ------------      ------------
Revenues                           $    269,707     $         --      $     95,927

Operating expenses:
  Network operations
    and operations support            2,867,047          643,309                --
  Product development                 3,058,207        1,716,454           894,027
  Sales and marketing                 4,908,939          482,418                --
  General and administrative          2,543,952        1,189,122           666,873
  Depreciation and amortization       1,555,613          139,268            65,376
                                   ------------     ------------      ------------
Total operating expenses             14,933,758        4,170,571         1,626,276
                                   ------------     ------------      ------------

Loss from operations                (14,664,051)      (4,170,571)       (1,530,349)

Other income (expense):
  Interest expense on due to
     Andrx Corporation                 (216,182)        (210,441)          (28,220)
  Interest income                     1,282,379               --                --
                                   ------------     ------------      ------------
Loss before income taxes            (13,597,854)      (4,381,012)       (1,558,569)

Income tax benefit                    2,824,069        1,900,000                --
                                   ------------     ------------      ------------
Net loss                           $(10,773,785)    $ (2,481,012)     $ (1,558,569)
                                   ============     ============      ============
Basic and diluted net loss
  per share                        $      (0.70)    $      (0.19)     $      (0.12)
                                   ============     ============      ============
Basic and diluted weighted
  average shares of common
  stock outstanding                  15,470,009       13,030,999        12,768,303
                                   ============     ============      ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                          CYBEAR, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                                                         ACCUMULATED
                                   PREFERRED STOCK        COMMON STOCK        ADDITIONAL                    OTHER
                                 -------------------  ---------------------    PAID-IN      ACCUMULATED COMPREHENSIVE COMPREHENSIVE
                                  SHARES     AMOUNT      SHARES     AMOUNT     CAPITAL        DEFICIT        LOSS          LOSS
                                 --------  ---------  ----------  ---------  ------------   ------------   ---------   ------------
FEBRUARY 5, 1997 (INCEPTION)           --  $      --          --  $      --  $         --   $         --   $      --

Issuance of shares of common
  stock to Andrx Corporation
  as promoter                          --         --  12,870,000     12,870       487,130             --          --
Issuance of shares of
  convertible preferred stock     130,000        130          --         --        29,870             --          --
Shares of common stock issued
  in connection with
  conversion of shares of
  convertible preferred
  stock                          (130,000)      (130)    130,000        130            --             --          --
Options granted to
  non-employees                        --         --          --         --        13,906             --          --
Net loss and comprehensive
  loss                                 --         --          --         --            --     (1,558,569)         --   $ (1,558,569)
                                 --------  ---------  ----------  ---------  ------------   ------------   ---------   ============
BALANCE, DECEMBER 31, 1997             --         --  13,000,000     13,000       530,906     (1,558,569)         --

Shares of common stock issued
  in connection with merger
  with 1997 Corp.                      --         --     269,400        269          (269)            --          --
Conversion of due to Andrx
  Corporation upon
  consummation of
  merger with 1997 Corp.               --         --          --         --     3,012,452             --          --
Options granted to
  non-employees                        --         --          --         --        15,606             --          --
Net loss and comprehensive
  loss                                 --         --          --         --            --     (2,481,012)         --   $ (2,481,012)
                                 --------  ---------  ----------  ---------  ------------   ------------   ---------   ============
BALANCE, DECEMBER 31, 1998             --         --  13,269,400     13,269     3,558,695     (4,039,581)         --

Shares of common stock issued
  in connection with public
  offering                             --         --   3,450,000      3,450    50,774,716             --          --
Conversion of due to Andrx
  Corporation upon completion
  of public offering                   --         --     465,387        466     7,445,726             --          --
Shares of common stock issued
  in connection with the
  acquisition of Telegraph
  Consulting Corporation               --         --     320,000        320     2,770,680             --          --
Shares of common stock issued
  in connection with exercise
  of stock options                     --         --     148,875        149       168,852             --          --
Options granted to non-employees       --         --          --         --       154,362             --          --
Unrealized loss on investments
  available-for-sale                   --         --          --         --            --             --     (99,970)  $    (99,970)
Net loss                               --         --          --         --            --    (10,773,785)         --    (10,773,785)
                                                                                                                       ------------
Comprehensive loss                                                                                                     $(10,873,755)
                                 --------  ---------  ----------  ---------  ------------   ------------   ---------   ============
BALANCE, DECEMBER 31, 1999             --  $      --  17,653,662  $  17,654  $ 64,873,031   $(14,813,366)  $ (99,970)
                                 ========  =========  ==========  =========  ============   ============   =========

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                          CYBEAR, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          FOR THE PERIOD FROM
                                                                               YEARS ENDED DECEMBER 31,     FEBRUARY 5, 1997
                                                                            -----------------------------    (INCEPTION) TO
                                                                                1999              1998      DECEMBER 31, 1997
                                                                            ------------     ------------     ------------
Cash flows from operating activities:
  Net loss                                                                  $(10,773,785)    $ (2,481,012)    $ (1,558,569)
  Adjustments to reconcile net loss to net cash used in
  operating activities -
    Depreciation and amortization                                              1,555,613          139,268           65,376
    Other non-cash charges                                                        35,508          159,897               --
    Changes in operating assets and liabilities:
      Investment interest receivable                                            (740,037)              --               --
      Accounts receivable                                                        (45,994)              --               --
      Receivable from Blue Lake Ltd.                                             366,000         (366,000)              --
      Prepaid expenses and other current assets                                 (447,664)        (163,678)         (30,707)
      Other assets                                                            (1,306,628)          11,730          (14,684)
      Accounts payable                                                         1,577,012        1,088,246           64,813
      Accrued liabilities                                                         30,568          225,249           76,533
                                                                            ------------     ------------     ------------
        Net cash used in operating activities                                 (9,749,407)      (1,386,300)      (1,397,238)
                                                                            ------------     ------------     ------------
Cash flows from investing activities:
  Purchases of investments available-for-sale, net                           (26,171,867)              --               --
  Convertible note receivable from HIE, Inc.                                  (3,000,000)              --               --
  Purchases of property and equipment                                         (2,154,165)      (2,341,123)        (240,535)
  Product development costs                                                     (140,304)        (358,000)              --
  Purchase of software licenses                                               (1,603,000)              --         (160,000)
  Acquisition of Telegraph Consulting Corporation                             (1,181,244)              --               --
  Proceeds from sale of property and equipment                                     5,450               --               --
                                                                            ------------     ------------     ------------
        Net cash used in investing activities                                (34,245,130)      (2,699,123)        (400,535)
                                                                            ------------     ------------     ------------
Cash flows from financing activities:
  Advances from Andrx Corporation, net of Andrx's utilization
    of Cybear's income tax attributes                                          5,101,465        4,088,406        1,268,773
  Repayment of bank loan                                                        (136,347)              --               --
  Net proceeds from public share offering                                     50,778,166               --               --
  Proceeds from exercises of stock options                                       169,001               --               --
  Proceeds from promissory note issued for purchase of
    convertible preferred stock                                                       --               --           30,000
  Net proceeds from issuance of shares of common stock                                --               --          500,000
                                                                            ------------     ------------     ------------
        Net cash provided by financing activities                             55,912,285        4,088,406        1,798,773
                                                                            ------------     ------------     ------------
Net increase in cash and cash equivalents                                     11,917,748            2,983            1,000
Cash and cash equivalents, beginning of period                                     3,983            1,000               --
                                                                            ------------     ------------     ------------
Cash and cash equivalents, end of period                                    $ 11,921,731     $      3,983     $      1,000
                                                                            ============     ============     ============
Supplemental disclosure of non-cash activities:
  Conversion of due to Andrx Corporation into shares of common stock        $  7,446,192     $         --     $         --
                                                                            ============     ============     ============
  Conversion of due to Andrx Corporation into additional paid-in capital    $         --     $  3,012,452     $         --
                                                                            ============     ============     ============

The accompanying notes to the consolidated financial statements are an integral part of these consolidated statements.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(1)      GENERAL

         Cybear Inc. ("Cybear" or the "Company"), a Delaware corporation, was incorporated on February 5, 1997. As of December 31, 1999, Cybear was a 73% owned subsidiary of Andrx Corporation ("Andrx"). Cybear is an information technology company using the Internet to improve the efficiency of administrative and communications tasks of managing patient care. Cybear provides access to the Internet and the Cybear product line through its own Internet Service Provider ("ISP") system, delivering productivity applications to health care providers and health information to consumers.

RECAPITALIZATION

         On November 20, 1998, Cybear, Inc. ("Cybear, Inc. (FL)"), a Florida corporation, merged with 1997 Corp. (the "Merger") pursuant to a Merger Agreement and Plan of Reorganization, dated July 15, 1998 ("the Merger Agreement"). 1997 Corp. was a "blank check" company that had a registration statement on file with the Securities and Exchange Commission ("SEC") to seek a business combination with an operating entity. Upon consummation of the Merger, Cybear, Inc. (FL) became a wholly owned subsidiary of 1997 Corp. and 1997 Corp. changed its name to Cybear, Inc. 1997 Corp. (now called Cybear, Inc.) remains the continuing registrant for SEC reporting purposes. The Merger was intended to be a tax-free reorganization for federal income tax purposes and was treated as a recapitalization of Cybear, Inc. (FL) for accounting and financial reporting purposes. The result of the Merger was that the holders of Cybear, Inc. (FL)'s common stock prior to the Merger owned 13,000,000 shares of Cybear, Inc.'s common stock and the 1997 Corp.'s original shareholders owned 269,400 shares of Cybear, Inc.'s common stock immediately following the Merger.

REGISTRATION STATEMENT

         In June 1999, the Company completed the public offering of 3,450,000 shares of its common stock, raising approximately $50.8 million in net proceeds.

ACQUISITION

         On September 17, 1999, the Company acquired Telegraph Consulting Corporation ("Telegraph"), the programming, networking and interactive design division of Telegraph New Technology, Inc. The purchase price of approximately $4.1 million included $1.2 million in cash, the issuance of 320,000 shares of Cybear unregistered common stock valued at approximately $2.8 million and the assumption of approximately $136,000 of Telegraph's debt. The acquisition was recorded using the purchase method of accounting. The excess of the purchase price over the fair value of the net assets acquired represents goodwill of approximately $3.9 million. The goodwill is being amortized on a straight-line basis over its estimated useful life of 10 years. The amortization of the goodwill totaled $114,729 in 1999. The following summarizes the acquisition:

Cash used for acquisition                                  $ 1,181,244
Common stock issued                                          2,771,000
Debt assumed                                                   136,347
                                                           ------------
Purchase price                                               4,088,591
Working capital acquired                                       (30,489)
Property and equipment acquired                               (124,529)
                                                           ------------
  Goodwill                                                 $ 3,933,573
                                                           ============

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

         The results of Telegraph have been included in the accompanying consolidated financial statements since the acquisition date. The following unaudited pro forma information presents the consolidated results of operations of Cybear and Telegraph as if the acquisition had occurred at the beginning of each period presented:

                                                 YEARS ENDED
                                                 DECEMBER 31,
                                        -----------------------------
                                            1999             1998
                                        ------------     ------------
Revenues                                $  1,111,782     $  1,146,000
                                        ============     ============
Net loss                                $(11,216,390)    $ (2,875,681)
                                        ============     ============
Basic and diluted net loss per share    $      (0.71)    $      (0.22)
                                        ============     ============

         Such pro forma information has been prepared for comparative purposes only and is not necessarily indicative of what the consolidated results of operations of Cybear and Telegraph would have been had the acquisition occurred at the beginning of the periods presented, nor is it necessarily indicative of the consolidated results of Cybear and Telegraph subsequent to the acquisition.

PROPOSED TRACKING STOCK RECAPITALIZATION PLAN

         In December 1999, Cybear received from Andrx a tracking stock recapitalization plan offer which would give Andrx shareholders the ability to distinguish their investments in Andrx and Cybear. The plan would create a new class of Andrx common stock to separately track the performance of Cybear ("Cybear Group Common"). Pursuant to an Agreement and Plan of Merger and Reorganization (the "Agreement"), Andrx would acquire all of the publicly traded shares of common stock of Cybear in a tax-free "roll-up" merger. Under the Agreement, the public shareholders of Cybear, who owned approximately 27% of the common stock of Cybear as of December 31, 1999, would exchange such shares for Cybear Group Common shares at terms, including the exchange ratio for such shares, to be negotiated between Cybear and Andrx. The Andrx common stock would be converted into shares of Andrx Group Common and shares of Cybear Group Common. Upon completion of the recapitalization, Cybear would be a wholly owned subsidiary of Andrx with 100% of its value publicly trading in the form of Cybear Group Common. The Agreement would be subject to various conditions, including approval by Cybear's Board of Directors and the shareholders of Andrx and Cybear and, accordingly, no assurance can be given that this proposed merger will be consummated.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         The accompanying consolidated financial statements include the accounts of Cybear, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

CASH AND CASH EQUIVALENTS

         All highly liquid investments with an original maturity of three months or less are considered cash equivalents.

INVESTMENTS AVAILABLE-FOR-SALE

         The Company utilizes the provisions of Financial Accounting Standards Board ("FASB") Statement on Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 requires that marketable equity securities and all debt securities be classified into three categories: (i) held to maturity securities, (ii) trading securities, or (iii) available-for-sale securities. The Company classifies its investment as available-for-sale and, accordingly, the investments are carried at market value and any unrealized gain or loss is reported as a separate component of shareholders' equity. The cost related to investments available-for-sale is determined utilizing the specific identification method.

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

PRODUCT DEVELOPMENT COSTS, NET

         The Company capitalizes costs incurred for the production of computer software used in the sale of its services subsequent to the establishment of technological feasibility. Capitalized costs include direct labor and payroll-related costs for software produced by the Company and fees charged by third parties to produce software for the Company. Once technological feasibility has been established, such costs are capitalized until the software has completed beta testing and is generally available. Product development costs are amortized, on a product-by-product basis, using the straight-line method over a maximum of five years or the expected life of the product, whichever is less. Quarterly, the Company reviews and expenses the unamortized cost of any major feature of products identified as being impaired or being redesigned. The Company also reviews recoverability of the total unamortized cost of all products in relation to estimated revenues and, when necessary, makes an appropriate adjustment to net realizable value.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

SOFTWARE LICENSES

         In December 1999, Cybear entered into a perpetual non-transferable and non-exclusive license agreement with HIE, Inc. ("HIE") to use certain of their software applications as a means to offer an Application Service Provider through Cybear's network operations center. Cybear has agreed to pay HIE $1.6 million for such software application licenses. As of December 31, 1999, Cybear had paid $600,000 of such amount and the remaining $1 million is included in accounts payable on the accompanying consolidated balance sheet. Once these software applications are placed in service, they will be transferred to property and equipment and will be amortized using the straight-line method over an estimated useful life of three years.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company utilizes the provisions of SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To determine a loss, if any, to be recognized, the book value of the asset would be compared to the market value or expected undiscounted future cash flow value.

REVENUE RECOGNITION

         Revenues for the year ended December 31, 1999 include subscriptions to the Company's Physician Practice Portal product, web site development and maintenance services and e-commerce. Revenues for the period from February 5, 1997 (inception) to December 31, 1997 represent software development services rendered to Andrx. Subscription, web site development and maintenance and software development revenues are earned when the Company's services are provided. E-commerce revenues are earned when the products are shipped. Cybear has entered into certain agreements with medical organizations (see Note 10) to provide the Company's subscription services to the organizations' members in exchange for various consulting services. Certain of these agreements result in a net cash outflow. Subscription services earned under agreements resulting in net cash outflows are recorded as a reduction of the amounts expensed for the consulting services received.

           Revenues recorded in the years ended December 31, 1999 and 1998 and in the period from February 5, 1997 (inception) to December 31, 1997 consist of the following:

                                                            FOR THE PERIOD FROM
                                              YEARS ENDED     FEBRUARY 5, 1997
                                               DECEMBER 31,    (INCEPTION) TO
                                          --------------------   DECEMBER 31,
                                            1999        1998        1997
                                          --------    --------    --------
Subscription                              $ 86,898    $     --    $     --
Web site development and maintenance       102,167          --          --
E-commerce                                  80,642          --          --
Software development services to Andrx          --          --      95,927
                                          --------    --------    --------
                                          $269,707    $     --    $ 95,927
                                          ========    ========    ========

         Subscription revenues for the year ended December 31, 1999 include $56,908 from a medical organization. Starting in the fourth quarter of 1999, subscription services to this organization are being provided for non-cash consideration and, accordingly, revenue is not being recorded.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

         Subscription revenues for the year ended December 31, 1999 include $19,311 from Andrx (see Note 11). In the year ended December 31, 1999, Cybear provided subscriptions to its Physician Practice Portal product to certain customers of Andrx at the standard monthly rate of $24.95 per subscriber. Andrx paid for such subscription services on behalf of its customers. Starting in the fourth quarter of 1999, these subscription services are being provided for non-cash consideration and, accordingly, revenue is not being recorded.

         E-commerce revenues for the year ended December 31, 1999 represent revenues earned from an arrangement between Cybear and Andrx to sell products to physicians on orders placed through Cybear's Physician Practice Portal product (see Note 11).

 STOCK-BASED COMPENSATION

         Under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", companies can either measure the compensation cost of equity instruments issued to employees under employee compensation plans using a fair value based method, or can continue to recognize compensation cost using the intrinsic value method under the provisions of Accounting Principles Board Opinion ("APB") No. 25. However, if the provisions of APB No. 25 are applied, pro forma disclosures of net income or loss and earnings or loss per share must be presented in the financial statements as if the fair value method had been applied. For the years ended December 31, 1999 and 1998, and for the period from February 5, 1997 (inception) to December 31, 1997, the Company recognized compensation costs for options granted to non-employees under the provisions of APB No. 25, and the Company has provided the expanded disclosure required by SFAS No. 123 (see Note 13).

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

NET LOSS PER SHARE

         The Company calculates its basic and diluted net loss per share pursuant to SFAS No. 128, "Earnings Per Share". For the years ended December 31, 1999 and 1998, and for the period from February 5, 1997 (inception) to December 31, 1997, basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in the computation of diluted net loss per share. Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options and warrants using the treasury stock method. There were 1,647,408 and 985,083 options and warrants outstanding at December 31, 1999 and 1998, respectively, that could potentially dilute earnings per share in the future.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         As of December 31, 1999 and 1998, the carrying amounts of cash and cash equivalents, investments available-for-sale, investment interest receivable, accounts receivable, the convertible note receivable from HIE, Inc., the receivable from Blue Lake Ltd., accounts payable and accrued liabilities approximate fair value due to their short term maturity and/or market rates of interest.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

CONCENTRATION OF CREDIT RISK

         Financial instruments that potentially subject Cybear to credit risk consist primarily of the Company's investments available-for-sale and the convertible note receivable from HIE, Inc.

         Cybear invests in U.S. Treasury and government agency securities, and debt instruments of corporations with investment grade credit ratings. Cybear has established guidelines relative to diversification and maturities that are designed to help ensure safety and liquidity.

         Cybear has limited the amount of its credit risk exposure related to the convertible note receivable from HIE, Inc. (the "Note"). At its option, Cybear may convert the Note into shares of common stock of HIE at a conversion price of $3.19 per share. As of December 31, 1999, the closing sale price of HIE's common stock was $3.38. If Cybear does not convert the Note and HIE fails to pay the outstanding principal balance of the Note, Cybear will receive a royalty free license to sub-license to its customers the software applications purchased from HIE (see Note 4).

COMPREHENSIVE LOSS

         The Company adopted the provision of SFAS No. 130, "Reporting Comprehensive Income", in the year ended December 31, 1998, as required. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income or loss and its components in financial statements. The Company has included the required disclosure of this statement in the accompanying consolidated statements of shareholders' equity (deficit) for the years ended December 31, 1999 and 1998, and for the period from February 5, 1997 (inception) to December 31, 1997.

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

DERIVATIVES

         In June 1998, the FASB issued SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133, as amended, establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

         SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the provisions of SFAS No. 133, as amended, as of the beginning of any fiscal quarter after issuance. SFAS No. 133, as amended, cannot be applied retroactively. SFAS No. 133, as amended, must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company will adopt the provisions of SFAS No. 133 beginning January 1, 2001, as required. Adoption of the provisions of this standard is not expected to have a material effect on the Company's consolidated results of operations and financial condition.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the current year presentation.

 (3)     INVESTMENTS AVAILABLE-FOR-SALE

         Investments available-for-sale consist of the following as of December 31, 1999:

                                                GROSS
                             AMORTIZED        UNREALIZED        MARKET
                                COST            LOSSES           VALUE
                            ------------     ------------     ------------
U.S. government agencies    $ 16,008,769     $    (91,489)    $ 15,917,280
Corporate bonds               10,163,098           (8,481)      10,154,617
                            ------------     ------------     ------------
                            $ 26,171,867     $    (99,970)    $ 26,071,897
                            ============     ============     ============

(4)      CONVERTIBLE NOTE RECEIVABLE FROM HIE, INC.

         In December 1999, Cybear entered into a software license agreement with HIE (see Note 2). In connection with the agreement, upon receipt of $3,000,000 from Cybear, HIE issued to Cybear a one-year convertible promissory note in the amount of $3,000,000 bearing interest at the rate of 7.8%. At its option, on the maturity date, Cybear may convert the Note into shares of common stock of HIE at a conversion price of $3.19 per share. The Company has recorded the Note at cost. As of December 31, 1999, the closing sale price of HIE's common stock was $3.38. In addition, HIE granted Cybear a warrant (the "Warrant") to purchase 47,022 shares of its common stock. The Warrant has an exercise price of $3.19 per share and expires five years from the grant date. Using the Black-Scholes pricing model, the Company has recorded to other assets the Warrant at its fair market value of $100,000. The resulting deferred income of $100,000 was recorded to accounts payable and is being amortized to interest income over the term of the Note.

(5)      RECEIVABLE FROM BLUE LAKE LTD.

         In September 1998, Cybear entered into a lease agreement with Blue Lake Ltd. ("Blue Lake") to house its corporate headquarters and network systems. As part of the lease agreement, Blue Lake agreed to pay Cybear a portion ("Landlord Contribution") of the total costs incurred by the Company to improve the rented space prior to its occupancy. As of December 31, 1998, Cybear had recorded a receivable of $366,000 from Blue Lake for such Landlord Contribution. The Company collected the receivable in 1999.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(6)      PROPERTY AND EQUIPMENT, NET

         Property and equipment are summarized as follows:

                                                           DECEMBER 31,
                                                   ---------------------------
                                                       1999            1998
                                                   -----------     -----------
Computer hardware and software                     $ 3,243,477     $ 1,806,831
Furniture and fixtures                                 703,933         241,911
Leasehold improvements                                 831,469         532,916
                                                   -----------     -----------
                                                     4,778,879       2,581,658
Less: accumulated depreciation and amortization     (1,255,484)       (175,029)
                                                   -----------     -----------
Property and equipment, net                        $ 3,523,395     $ 2,406,629
                                                   ===========     ===========

(7)      PRODUCT DEVELOPMENT COSTS, NET

         Capitalized product development costs consist of the following:

                                           1999          1998
                                        ---------     ---------
Balance, beginning of year              $ 358,000     $      --
Costs capitalized                         140,304       358,000
Costs amortized                          (165,552)           --
                                        ---------     ---------
Balance, end of year                    $ 332,752     $ 358,000
                                        =========     =========

         The accumulated amortization of capitalized product development costs totaled $97,896 at December 31, 1999. There was no accumulated amortization of capitalized product development costs at December 31, 1998. The Company did not record any amortization of its capitalized product development costs in the year ended December 31, 1998 as it had not yet released any products.

(8)      ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                      DECEMBER 31,
                                 --------------------
                                   1999        1998
                                 --------    --------
Payroll and employee benefits    $233,455    $116,782
Litigation settlement charge           --     125,000
Other                              98,895      60,000
                                 --------    --------
                                 $332,350    $301,782
                                 ========    ========

(9)      INCOME TAXES

         Cybear's taxable results through the completion of the public offering in June 1999 (see Note 1) were included in the consolidated income tax return of Andrx since Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement pursuant to which Federal income tax liabilities or benefits are allocated to Cybear as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering in June 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, Cybear thereafter files its income tax returns separately.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

         For the period from June 23, 1999 (date of completion of the public offering) to December 31, 1999, Cybear generated a net operating loss carryforward of approximately $10 million which is available to offset future earnings. As of December 31, 1999, Cybear has net deferred tax assets of approximately $4.0 million attributable primarily to the net operating loss carryforward of approximately $10 million generated from June 23, 1999 to December 31, 1999. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For the period from January 1, 1999 to June 22, 1999 and for the year ended December 31, 1998, Cybear recorded $2,824,069 and $1,900,000, respectively, in income tax benefits. The income tax benefits reflect the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement. For the period from February 5, 1997 (inception) to December 31, 1997, Cybear did not record any income tax provision or benefit as Andrx could not utilize Cybear's income tax attributes.

         The components of the income tax benefits are summarized as follows:

                                    FOR THE PERIOD FROM
                                     FEBRUARY 5, 1997
                    DECEMBER 31,      (INCEPTION) TO
            ------------------------    DECEMBER 31,
               1999          1998           1997
            ----------    ----------    ------------
Current     $2,824,069    $1,900,000    $         --
Deferred            --            --              --
            ----------    ----------    ------------
Total       $2,824,069    $1,900,000    $         --
            ==========    ==========    ============

         Deferred income taxes represent the tax effect of the difference between the financial reporting and tax bases of assets and liabilities. The major components of deferred tax assets and liabilities are as follows:

                                               DECEMBER 31,
                                      ---------------------------
                                         1999            1998
                                      -----------     -----------
Net operating loss carryforward       $ 3,928,709     $   324,989
Book over (under) tax depreciation         44,507          (7,525)
Software development costs               (128,442)             --
Other, net                                111,883          24,704
                                      -----------     -----------
                                        3,956,657         342,168
Valuation allowance                    (3,956,657)       (342,168)
                                      -----------     -----------
  Net                                 $        --     $        --
                                      ===========     ===========

         The following table indicates the activity in the valuation allowance:

                                           1999          1998
                                      -----------    -----------
Beginning balance January 1           $  (342,168)   $  (523,723)
Generated                              (6,438,558)    (1,718,445)
Utilized by Andrx                       2,824,069      1,900,000
                                      -----------    -----------
Ending Balance December 31            $(3,956,657)   $  (342,168)
                                      ===========    ===========

         As of December 31, 1999, the Company has a net operating loss carryforward of approximately $10 million which is available to offset future earnings. Under the provisions of SFAS No. 109, the Company has provided a valuation allowance to reserve against 100% of its net deferred tax assets given the Company's history of net losses. Included in Cybear's deferred tax asset for its net operating loss carryforward is a benefit of approximately $1.0 million related to the exercise of non-qualified stock options. If and when this benefit is utilized, it will be recorded as an increase to additional paid-in capital rather than a reduction of the income tax provision. Net operating loss carryforwards are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

(10)     COMMITMENTS

EMPLOYMENT CONTRACTS

         The Company has entered into employment contracts with certain officers, the terms of which expire at various dates through September 2003. Such agreements provide for annual base salary, stock options, severance packages and in some instances, signing and/or incentive bonuses or deferred compensation.

         Future commitments under employment agreements at December 31, 1999 are as follows:

           2000                      $   710,000
           2001                          612,000
           2002                          612,000
           2003                          390,000
                                     ------------
                                     $ 2,324,000
                                     ============

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

OPERATING LEASES

         The Company leases office space, telephone lines and various equipment under operating leases. The following schedule summarizes future minimum lease payments required under non-cancelable operating leases with terms greater than one year, as of December 31, 1999:

2000                    $ 1,156,000
2001                      1,185,000
2002                        748,000
2003                        750,000
2004                        767,000
Thereafter                1,792,000
                        ------------
                        $ 6,398,000
                        ============

         Rent expense for the years ended December 31, 1999 and 1998 amounted to $1,137,000 and $145,000, respectively, and $130,000 for the period from February 5, 1997 (inception) to December 31, 1997.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

OTHER

         Cybear has entered into certain agreements with medical organizations to provide the Company's subscription services to the organizations' members in exchange for various consulting services. Certain of these agreements result in a net cash outflow. Subscription services earned under agreements resulting in net cash outflows are recorded as a reduction of the amounts expensed for the consulting services received. In addition, under some of these agreements, Cybear has issued to one medical organization options to purchase 100,000 shares of its common stock and to another organization a warrant to purchase 75,000 shares of its common stock. The warrant and 70,000 of these options are exercisable upon the medical organizations achieving certain paid subscriptions objectives among their membership. The other 30,000 options are exercisable at the earlier of achieving certain paid subscriptions objectives or a specified date. Also, under some of these agreements, Cybear has agreed to pay rebates based on the organizations achieving certain paid subscriptions objectives or share revenues generated from the organizations' subscribers or from advertising. As of December 31, 1999, Cybear has a remaining obligation to pay $800,000 in 2000 for consulting services under these agreements and has recorded $600,000 to other assets representing subscription services to be paid by one medical organization in 2001. These subscription services are currently being recorded as a reduction of the amounts expensed for consulting services when earned.

         In June 1999, the Company entered into a 25-month agreement with an operator of web sites and other online and interactive services. Under the terms of the agreement, beginning on September 1, 1999, Cybear is providing healthcare-related content for health channels that the operator is including on its web sites. Additionally, the Company's products are advertised on the operator's web sites. The Company is paying a fee of $3,625,000 in monthly installments during the term of the agreement in exchange for an Internet portal box on the operator's health channels and for advertising services the operator is providing to the Company. These monthly installments are recorded to other assets and are being expensed at a monthly rate of $164,773 beginning in September 1999 over the remaining term of this agreement. For the year ended December 31, 1999, Cybear made payments of $1,015,000 under this agreement and has expensed $659,000.

(11)     RELATED PARTY TRANSACTIONS

         In September 1999, the Company provided subscriptions to its Physician Practice Portal product to certain customers of Andrx at the standard monthly rate of $24.95 per subscriber. Andrx paid for such subscription services on behalf of its customers. Revenues generated from such services were $19,311 for the year ended December 31, 1999. Starting in the fourth quarter of 1999, these subscription services are being provided for non-cash consideration and, accordingly, revenue is not being recorded.

         Beginning in September 1999, Cybear entered into an arrangement with Andrx for the sale of products to physician offices on orders placed through Cybear's Physician Practice Portal product. Andrx charges Cybear at its cost for the products sold. Andrx also charges Cybear for services that include the purchasing, warehousing and distribution of the products to the physician offices. Management believes that the amounts incurred for these services approximate fair market value. For the year ended December 31, 1999, Cybear recorded product sales of $80,642 and cost of sales of $77,435 under such arrangement. In addition, in the year ended December 31, 1999, Andrx charged Cybear $8,064 for the services it provided.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

         The Company and Andrx have a corporate services agreement whereby Andrx provides the Company with various services of its management. For the years ended December 31, 1999 and 1998 and for the period from February 5, 1997 (inception) to December 31, 1997, the Company incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair market value. Costs for such services were $120,000 for each of the years ended December 31, 1999 and 1998, respectively, and $110,000 for the period from February 5, 1997 (inception) to December 31, 1997.

         Due to Andrx in the accompanying balance sheet as of December 31, 1998, represented advances from Andrx to fund the Company's operations and the related accrued interest. Such advances bore interest at prime plus 1/2%. On November 20, 1998, upon consummation of the merger with 1997 Corp. (see Note 1), the then outstanding Due to Andrx of $3,012,452 was converted into additional paid-in capital to the Company. Upon completion of the public offering in June 1999 (see
Note 1), Andrx converted its advances due from Cybear, net of the reimbursement for income tax attributes, to Cybear's capital in exchange of 465,387 shares of Cybear common stock at the public offering price of $16.00 per share. For the years ended December 31, 1999 and 1998, Cybear recorded $216,182 and $210,441, respectively, in interest expense on the Due to Andrx. For the period from February 5, 1997 (inception) to December 31, 1997, Cybear recorded $28,220 in interest expense on the Due to Andrx.

         In November, 1998, the Company entered into a sublease with Strategy Business and Technology Solutions, LLC, a company owned by the chairman of the Company, for 4,000 square feet of office space in Ridgefield Park, New Jersey to house its business development and sales activities. The lease provided for $120,000 and $5,000 in annual base rent and electricity, respectively, and had a five-year term commencing on November 1, 1998. In November 1999, the Company terminated the lease and incurred an early termination penalty of $95,000. In addition, for the years ended December 31, 1999 and 1998, the Company recorded $111,332 and $20,834, respectively, in rent expense relative to this lease.

         From February 5, 1997 (inception) to December 31, 1997, the Company provided Andrx with software development services. The Company charged Andrx based on mutually agreed upon allocation methods. Software development services charged to Andrx were $95,927 for the period from February 5, 1997 (inception) to December 31, 1997. The Company did not provide Andrx with software development services for the years ended December 31, 1999 and 1998.

 (12)    SHAREHOLDERS' EQUITY

         In February 1997, the Company issued 130,000 shares of convertible preferred stock for a promissory note of $30,000. In the period from February 5, 1997 (inception) to December 31, 1997, the promissory note was paid in full and the 130,000 shares of preferred stock were converted into 130,000 shares of common stock.

         In November 1998, the Company merged with 1997 Corp., a "blank check" company that had a registration statement on file with the SEC to seek a business combination with an operating entity (see Note 1). As a result of the merger, the 1997 Corp.'s original shareholders were issued 269,400 shares of Cybear, Inc.'s common stock. In addition, upon consummation of the merger with 1997 Corp., the then outstanding Due to Andrx of $3,012,452 was converted into additional paid-in capital of the Company.

         In June 1999, the Company completed the public offering of 3,450,000 shares of its common stock, raising approximately $50.8 million in net proceeds. Upon completion of the public offering, Andrx converted its advances due from Cybear, net of the reimbursement for income tax attributes, into Cybear's capital in exchange for 465,387 shares of Cybear common stock at the public offering price of $16.00 per share.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

         In September 1999, the Company acquired Telegraph Consulting Corporation (see Note 1). The purchase price included the issuance of 320,000 shares of Cybear unregistered common stock valued at approximately $2.8 million.

(13)     STOCK INCENTIVE PLAN

         The Company has reserved 1,800,000 shares of its common stock for issuance under its 1997 Stock Option Plan (the "Plan"). Under the Plan, incentive and nonqualified stock options are available to directors, officers, employees or consultants to the Company. The terms of each option agreement are determined by the Company's Board of Directors or its compensation committee (the "Committee"). The terms for, and exercise price at which any stock option may be awarded is to be determined by the Committee. Options granted under the Plan must be exercised within ten years of the date of grant, unless a shorter period is designated at the time of grant. In July 1999, the Company's Board of Directors approved an amendment to the Company's Plan increasing the number of shares issuable under the Plan by 1,200,000 to 3,000,000 subject to approval by the stockholders of Cybear.

         The Company accounts for options granted to employees under the Plan in accordance with the provisions of APB No. 25. Each stock option has an exercise price equal to the market price on the date of grant and, accordingly, no compensation expense has been recorded for any stock option grants to employees. On rare occasions, the Company may issue an insignificant amount of equity instruments to non-employees. Stock options issued to non-employees for the years ended December 31, 1999 and 1998 and for the period from February 5, 1997 (inception) to December 31, 1997 were accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable, as required by SFAS No. 123. In instances where the fair value or the goods or services received is not reliably measurable, the measure is based upon the fair value of the equity instruments issued, and such value is amortized over the period for which services are provided. The fair value of equity instruments issued to non-employees are valued using the Black Scholes option pricing model.

     A summary of the Plan's activity is as follows:

                                                OUTSTANDING                             EXERCISABLE
                                 ----------------------------------------------   ----------------------
                                  NUMBER OF
                                   SHARES          EXERCISE PRICE PER SHARE                 WEIGHTED AVG.
                                   UNDER       --------------------------------               EXERCISE
                                   OPTION         LOW        HIGH     WTD. AVG.    SHARES      PRICE
                                 ---------     --------   ---------   ---------   --------    --------
February 5, 1997 (inception)            --
Granted                            350,000     $   1.00   $    1.00   $    1.00
                                 ---------
December 31, 1997                  350,000         1.00        1.00        1.00         --    $     --
Granted                            705,083         2.00        3.00        2.81
Forfeited                          (70,000)        1.00        1.00        1.00
                                 ---------
December 31, 1998                  985,083         1.00        3.00        2.30     70,000        1.00
Granted                            919,950         3.00       16.25       12.63
Exercised                         (148,875)        1.00        3.00        1.14
Forfeited                         (183,750)        1.00       16.00        4.32
                                 ---------
December 31, 1999                1,572,408     $   1.00   $   16.25   $    8.22    430,675    $   9.29
                                 =========

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

                                 OPTIONS OUTSTANDING AT                                          EXERCISABLE OPTIONS AT
                                    DECEMBER 31, 1999                                               DECEMBER 31, 1999
------------------------------------------------------------------------------------------  --------------------------------
                                                     WEIGHTED AVG.
                                                    REMAINING LIFE         WEIGHTED AVG.                     WEIGHTED AVG.
    RANGE OF EXERCISE PRICES           SHARES           (YEARS)           EXERCISE PRICE       SHARES       EXERCISE PRICE
--------------------------------   -------------   ------------------   ------------------  ------------   -----------------
       $ 1.00 - $ 2.00                  155,125          7.6                 $ 1.36             20,500        $  1.51
       $ 3.00 - $ 3.00                  602,833          8.8                   3.00            175,175           3.00
       $ 6.50 - $13.25                  327,700          9.6                   9.51             35,000           6.98
       $16.00 - $16.25                  486,750          9.5                  16.01            200,000          16.00
                                      ----------                                               -------
       $ 1.00 - $16.25                1,572,408          9.0                 $ 8.22            430,675        $  9.29
                                      ==========                                               =======

         The range of weighted average fair value per share as of the grant date was $2.54 to $13.79 and $1.50 to $2.23 for stock options granted during the years ended December 31, 1999 and 1998, respectively, and $0.70 for stock options granted during the period from February 5, 1997 (inception) to December 31, 1997. The fair market value of an option was estimated using the Black-Scholes option pricing model with the following assumptions:

                                                             FOR THE PERIOD FROM
                                 YEARS ENDED DECEMBER 31,     FEBRUARY 5, 1997
                                 ------------------------      (INCEPTION) TO
                                     1999        1998         DECEMBER 31, 1997
                                 ------------  ----------    -------------------
Risk-free interest rate              5.6%         4.8%            5.3%
Average life of options (years)      5.2          4.5             6.0
Average volatility                   110%          85%             75%
Dividend yield                         -            -               -

         The following table summarizes the pro forma consolidated results of operations of the Company as though the provision of the fair value based accounting method of SFAS No. 123 had been used in accounting for stock options:


                                                                                     FOR THE PERIOD FROM
                                                         YEARS ENDED DECEMBER 31,      FEBRUARY 5, 1997
                                                        --------------------------      (INCEPTION) TO
                                                            1999           1998        DECEMBER 31, 1997
                                                        ------------   -----------        ------------
Basic and diluted net loss               As reported    $(10,773,785)  $(2,481,012)       $ (1,558,569)
                                         Pro forma      $(15,228,401)  $(2,570,414)       $ (1,590,717)

Basic and diluted net loss per share     As reported    $      (0.70)  $     (0.19)       $      (0.12)
                                         Pro forma      $      (0.98)  $     (0.20)       $      (0.12)

(14)     SUBSEQUENT EVENTS

AGREEMENTS

         In January 2000, Cybear entered into a thirty-month subscription agreement with a provider of Internet-based electronic data interchange ("EDI") transactions and information solutions. Cybear agreed to pre-purchase $300,000 of annual subscriptions and to pay certain transaction fees to enable its subscribers access to services provided by this third party. This provider of EDI transactions agreed to pay Cybear monthly fees for its customers subscribing to Cybear's Physician Practice Portal product.

                          CYBEAR, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1999, 1998 AND 1997

         In January 2000, Cybear entered into a perpetual non-transferable and non-exclusive license agreement with a third party to use their software as a means to gain access to electronic patient records. Cybear has agreed to pay $2.5 million for such software application license. Cybear also entered into a five-year agreement with this third party. Under that agreement, Cybear has agreed to pay certain commissions, including the issuance of up to $7.5 million of its common stock based on its average closing price for 180 days, if certain targets of paid subscriptions to Cybear's ISP are achieved by customers using the third party's software application. In addition, Cybear and the third party have agreed to share transaction fees derived from the usage of the software applications by Cybear's customers.

TRACKING STOCK RECAPITALIZATION PLAN

         In March 2000, Andrx and Cybear entered into a definitive agreement with respect to the previously announced tracking stock recapitalization plan. This plan, which was recommended to the Cybear Board of Directors by its Special Committee and approved by the Boards of both Cybear and Andrx, will create a new class of Andrx common stock to separately track the performance of Cybear. The plan will be submitted to Andrx and Cybear shareholders for approval later this year.

         Pursuant to the Agreement, Andrx will acquire all of the publicly traded shares of common stock of Cybear in a tax-free "roll-up" merger. Public shareholders currently own approximately 5.4 million shares (assuming the exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of a warrant to acquire 525,000 shares of common stock of Cybear currently owned by Andrx), or 30.5%, of the common shares of Cybear, and those shareholders will receive one share of Cybear Group Common for every Cybear share they currently own. In the recapitalization, the number of Cybear shares held by Andrx will be reduced from 12.4 million shares to 10.3 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. As a result, the non-Andrx shareholders of Cybear will own approximately 34.5% of the Cybear Group Common following the closing of the transaction. Pursuant to the Agreement, each Andrx common share will be converted into (i) one share of Andrx Group Common and (ii) approximately .1622 shares of Cybear Group Common, after giving effect to Andrx' pending two-for-one stock split (in the form of a stock dividend) announced on March 1, 2000. Upon completion of the recapitalization, (i) Cybear will be a wholly owned subsidiary of Andrx with 100% of its value publicly traded in the form of Cybear Group Common; (ii) current Cybear shareholders will own approximately 34.5% of the Cybear Group Common; and (iii) current Andrx shareholders will own 100% of the Andrx Group Common and approximately 65.5% of the Cybear Group Common.

         Andrx and Cybear will be filing a preliminary joint proxy statement and a registration statement with respect to the proposed transaction with the SEC, which is subject to review by the SEC. In addition to shareholders approval, the transaction will be subject to various Federal and state regulatory approvals and, accordingly, no assurance can be given that this transaction will be consummated.

         In connection with the tracking stock recapitalization plan, the Company estimates it will incur merger costs of up to approximately $1.5 million if the tracking stock recapitalization plan is consummated. These costs will be charged to expense as incurred. No assurance can be given that this transaction will be consummated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and officers of Cybear are set forth below. All directors and officers hold office for one year or until their successors have been elected and qualified. Vacancies in the existing board are filled by majority vote of the remaining directors.


NAME                                AGE     POSITION (S) HELD
----                                ---     -----------------
John H. Klein (1)                   54      Chairman and Director
Edward E. Goldman, M.D.(1,3)        55      Chief Executive Officer and Director
Timothy E. Nolan (2)                44      President, Chief Operating Officer and Director
Jack S. Greenman                    52      Executive Vice-President and Chief Financial Officer
Eric D. Moskow, M.D. (1)            41      Executive Vice-President-Market Development and Director
Scott Lodin (3)                     44      Secretary and Director
Alan P. Cohen (1)                   45      Director
Angelo C. Malahias (2)              38      Director
Melvin Sharoky, M.D. (3)            49      Director
Philip P. Gerbino, Ph.D. (2,4)      53      Director
Martin Reid Stoller, Ph.D. (3)      44      Director



(1)      Member of Executive Committee
(2)      Member of Audit Committee
(3)      Member of Compensation Committee
(4)      Member of Special Committee of Independent Directors

     JOHN H. KLEIN has been the chairman and a director of Cybear since September 1, 1998. Mr. Klein has been a director of Hackensack University Medical Center in New Jersey since 1997, and became a director of Sunbeam Corporation in February 1999. Mr. Klein was the chief executive officer, chairman of the board and a director of MIM Corporation, a publicly traded pharmacy management company, from May 1996 to May 1998. From 1989 to 1994, Mr. Klein served as president, chief executive officer, a director and a member of the executive committee of the board of directors of Zenith Laboratories, Inc., a manufacturer of multi-source generic pharmaceutical drugs, which was acquired by IVAX Corporation, a major multi-source generic pharmaceutical manufacturer and marketer. From January 1995 to January 1996, Mr. Klein was a member of the executive committee of IVAX and was president of IVAX's North American Multi-Source Pharmaceutical Group.

     EDWARD E. GOLDMAN, M.D. has been the chief executive officer and a director of Cybear since September 1, 1998. From September 1, 1998 until March 12, 2000, Dr. Goldman also served as president of Cybear. From 1985 until he joined Cybear, he had served as a founding partner and executive officer of PhyMatrix Corporation ("PhyMatrix"), a publicly traded physician practice management company, where he was executive vice president of physician development and chief medical officer. From 1983 to 1994, he served as chairman of Pal-Med Health Services, a multi-divisional healthcare company engaged in practice management, risk contracting and the operation of imaging centers, ambulatory surgeries and ancillary service facilities.

     TIMOTHY E. NOLAN has been Cybear's president and chief operating officer since March 2000 and a director of Cybear since June 1999. He was employed by Aetna U.S. Healthcare from 1985 to March 2000, most recently as senior vice president of Aetna U.S. Healthcare in charge of the field organization.

     JACK S. GREENMAN, has been the executive vice president and chief financial officer of Cybear since June 1999. From November 1998 to June 1999, he had served as executive vice president and chief financial officer of FPA Medical Management, Inc. ("FPA"), a publicly traded physician practice management company whose plan of reorganization was confirmed by the U.S. Bankruptcy Court for the District of Delaware on May 26, 1999. From May 1998 to November 1998 he served as an executive vice president with FPA. From June 1993 to May 1998 he served as senior vice president and chief financial officer with Sterling Healthcare Group, Inc., a publicly traded physician practice company specialized in the management of hospital emergency departments. Sterling merged with FPA in October 1996. Mr. Greenman is a member of the American and Florida Institute of Certified Public Accountants.

     ERIC D. MOSKOW, M.D. has been a director of Cybear since June 1999 and the executive vice president-market development of Cybear since February 2000. Since September 1996 he has been a director of Innovative Clinical Solutions, Ltd. ("ICSL") and was the executive vice president of strategic planning of ICSL from September 1996 to February 2000. He founded Physician's Choice Management, LLC in 1995 and served as its executive vice president from 1995 to 1996. Prior to establishing Physician's Choice, he served as medical director for Mediplex of Ridgefield from 1994 to 1996 and as associate medical director for U.S. Healthcare, a health maintenance organization, in Connecticut from 1988 to 1992. Dr. Moskow is board-certified in internal medicine and served as president of the Family Medical Associates of Ridgefield for nine years.

     SCOTT LODIN has been secretary and a director of Cybear since February 5, 1997. He joined Andrx in 1994 and is its vice president, general counsel and secretary. Prior to joining Andrx, Mr. Lodin was special counsel to Hughes, Hubbard & Reed and a predecessor law firm in Miami, Florida, where he practiced primarily in the areas of corporate and commercial law for over 13 years.

     ALAN P. COHEN was the chairman and a director of Cybear from February 5, 1997 to August 31, 1998, when he resigned as chairman upon John Klein's assuming such position. He remains a director of Cybear. Mr. Cohen has been the chairman of the board, chief executive officer and a director of Andrx since he founded Andrx in August 1992.

     ANGELO C. MALAHIAS has been a director of Cybear since April 1999. Mr. Malahias has been vice president and chief financial officer of Andrx since January 1996. From January 1995 to January 1996, Mr. Malahias was vice president and chief financial officer of Circa Pharmaceuticals, Inc., where he also served as corporate controller from July 1994 to January 1995. From 1983 to July 1994 he was employed by KPMG LLP. Mr. Malahias is a certified public accountant.

     MELVIN SHAROKY, M.D. has been a director of Cybear since April 1999. Dr. Sharoky has been a director of Andrx since November 1995 and joined Andrx as executive director on March 1, 1999. Dr. Sharoky is also president of Somerset Pharmaceuticals Inc., 50% owned by Watson Pharmaceuticals, Inc., a significant shareholder of Andrx. Dr. Sharoky was a director of Watson from July 1995 to May 1998. From July 1995 through January 1998, Dr. Sharoky was president of Watson. From February 1993 through January 1998, Dr. Sharoky served as the president and chief executive officer of Circa Pharmaceuticals. From November 1995 to May 1998, Dr. Sharoky served on Andrx' board of directors as the designee of Watson.

     PHILIP P. GERBINO, Ph.D. has been a director of Cybear since June 1999. Dr. Gerbino is the Linwood F. Tice professor of pharmacy and has been president of the University of the Sciences in Philadelphia and its predecessor, the Philadelphia College of Pharmacy, since 1995. Prior to being named president of the College, he served as dean of the school of pharmacy and vice president for academic affairs for one year. He is a national leader in the pharmacy profession having served as president of the American Pharmaceutical Association in 1990 and president of the AphA Academy of Pharmacy Practice from 1986-87.

     MARTIN REID STOLLER, PH.D. has been a director of Cybear since June 1999. Since 1987, Dr. Stoller has been a Clinical Full Professor of Organization Behavior at the Kellogg School of Management of Northwestern University. Dr. Stoller also served as president and chief executive officer of Plextel Telecommunications from August 1994 through January 1997. Plextel Telecommunications was an artificial intelligence and pattern recognition software development company. Dr. Stoller led Plextel's growth from 3 to 100 employees in less than three years. Plextel was sold to Cendant Corporation in a $53 million transaction and is now known as Spark Technologies, Inc.

From August 1998 through her resignation in February 2000, Debra S. Richman served as the Company's executive vice president-business development.

From June 1999 through her resignation in December 1999, Betsy Atkins served as a member of the board of directors of Cybear.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers, directors and holders of more than 10% of the Company's Registered Common Stock, to file reports of ownership and changes in ownership with the Commission. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or oral or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that, with respect to 1999, all filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information about the compensation received during 1999, 1998 and 1997 by the Company's Chief Executive Officer and by each of the other most highly compensated executive officers of the Company whose aggregate direct compensation exceeded $100,000 (the "Named Executive Officers").

                                                                             LONG TERM
                                                                           COMPENSATION
                                              ANNUAL COMPENSATION           -----------
                                       -----------------------------------  SECURITIES
                              FISCAL                          OTHER ANNUAL   UNDERLYING
NAME AND PRINCIPAL POSITION    YEAR     SALARY       BONUS    COMPENSATION   OPTIONS (#)
---------------------------    ----    --------    --------    -----------     -------
Edward E. Goldman, M.D. (1)    1999    $250,000    $     --    $  1,416(2)          --
  CEO                          1998    $ 72,115    $     --    $    288(2)     650,000(3)
                               1997    $     --    $     --    $     --             --
Debra S. Richman (4)           1999    $203,077    $     --    $  5,578(2)          --
  Executive Vice President-    1998    $ 68,462    $     --    $  1,106(2)     100,000
  Business Development         1997    $     --    $     --    $     --             --


(1)      Dr. Edward Goldman, M.D. served as President until March 2000.

(2) Represents group term life insurance benefits and also includes an automobile allowance for Ms. Debra Richman.

(3) Pursuant to his employment agreement, (i) in exchange for the payment by Dr. Edward Goldman of $50,000, Dr. Edward Goldman received from Andrx a warrant to purchase through April 30, 2006,

         650,000 shares of Cybear common stock at its then market price of $3.00 per share (the "Goldman Warrant"), of which Dr. Edward Goldman has purchased 125,000 shares of Cybear common stock as of March 20, 2000, and (ii) Dr. Edward Goldman received options to acquire 40,000 shares (after giving effect to a 2:1 stock split of Andrx common stock) of common stock of Andrx having an exercise price per share of $18.50, the fair market value of Andrx common stock at the close of business on the date of grant, of which Dr. Edward Goldman has exercised options to acquire 8,500 shares of common stock of Andrx as of March 20, 2000 (see employment and severance agreements).

(4)      Ms. Debra Richman resigned from the Company in February 2000.

OPTION GRANTS TABLE

         The Company did not grant any stock options to the Named Executive Officers during 1999.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

         The following table indicates the number of shares acquired and value realized from the exercise of options and the total number and value of exercisable and unexercisable stock options held by each of the Named Executive Officers listed as of December 31, 1999.

                                                                NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED                    IN-THE-MONEY
                                                                     OPTIONS AT                           OPTIONS AT
                                   SHARES                          FISCAL YEAR-END                     FISCAL YEAR-END
                                 ACQUIRED ON     VALUE    --------------------------------  ---------------------------------------
                                  EXERCISE     REALIZED    EXERCISABLE      UNEXERCISABLE   EXERCISABLE (1)      UNEXERCISABLE (1)
                                ------------- ----------  --------------   ---------------  -----------------   -------------------
Edward E. Goldman, M.D. (2, 3)             --         --            --                 --         $      --              $     --

Debra S. Richman (4)                       --         --        37,500             62,500         $ 142,969              $ 238,281


(1)      Based on a fair market value of $6.8125 at December 31, 1999

(2)      Dr. Edward Goldman, M.D. served as President until March 2000.

(3) On October 1, 1999, Dr. Goldman acquired 125,000 shares of Cybear common stock pursuant to the exercise of a portion of the Goldman Warrant. On that date, the closing sales price of Cybear common stock was $8.375.

(4) Ms. Richman resigned from the Company in February 2000. In connection with her resignation, options to purchase 37,500 shares of common stock of the Company accelerated and became vested (see employment and severance agreements).

COMPENSATION OF DIRECTORS

         In June 1999, each non-employee director of the Company was granted stock options under the Company's stock option plan to purchase 25,000 shares of Common Stock. These options vested immediately, were granted at fair market value on the date of the grant ($16.00 per share) and expire ten years from the date of the grant. In addition, the Compensation and Audit committee chairmen are entitled to receive $1,000 and each committee member is entitled to receive $500 per meeting attended, at their option. Through March 23, 2000, the Company paid to Dr. Philip P. Gerbino $40,000 in consideration for Dr. Gerbino's services on the Special Committee of the Independent Directors of Cybear.

EMPLOYMENT AND SEVERANCE AGREEMENTS

         Cybear has entered into a five-year employment agreement with Edward Goldman, M.D. pursuant to which he serves as Cybear's Chief Executive Officer effective as of September 15, 1998. The agreement provides for an annual salary of $250,000 during the first two years and $300,000 for the remaining three years. The agreement may be renewed for additional two-year periods upon the agreement of the parties.

         The agreement also provides that Dr. Goldman will continue to receive his salary until the expiration of the term of the employment agreement if his employment is terminated by the Company for any reason other than death, disability or "good cause" or by Dr. Goldman by reason of a material breach of the agreement by Cybear. In the event of such a termination, Dr. Goldman is entitled to receive full compensation to which he would otherwise be entitled under the agreement as if he had not so terminated his employment and was continuing to serve as an employee thereunder for the full term of the agreement, payable in a single lump sum distribution in cash or in equivalent marketable securities of Andrx on the date of such termination.

         In the event Dr. Goldman's employment with Cybear is terminated within six months following a "Change in Control" of Cybear, then Cybear is obligated to pay him on the date of such termination a single lump sum distribution equal to his salary for the remaining term of the agreement. Notwithstanding the foregoing, Dr. Goldman's employment will not be deemed terminated if, in lieu of his position with Cybear, Andrx or any other entity owned or controlled by Andrx offers him a replacement position, where he will perform similar executive duties and will receive a compensation package at least equal to the one set forth in the agreement; provided, however, that he is not required to be appointed as president and chief executive of any entity, but rather that he shall continue to perform employment duties generally performed by senior management personnel of an entity in the healthcare industry.

         In recognition of the potential value of Dr. Goldman to Cybear and to induce him to forego other employment opportunities, (i) in exchange for the payment by Dr. Edward Goldman of $50,000, Dr. Edward Goldman received from Andrx a warrant to purchase 650,000 shares of Cybear common stock at its then market price of $3.00 per share, of which Dr. Edward Goldman has purchased 125,000 shares of Cybear common stock as of March 20, 2000, and (ii) Dr. Edward Goldman received options to acquire 40,000 shares (after giving effect to a 2:1 stock split of Andrx common stock) of common stock of Andrx having an exercise price per share of $18.50, the fair market value of Andrx common stock at the close of business on the date of grant, of which Dr. Edward Goldman has exercised options to acquire 8,500 shares of common stock of Andrx as of March 20, 2000.

         The stock to be issued pursuant to the exercise of Dr. Goldman's warrant includes piggyback registration rights. The warrant is exercisable from April 30, 1999 to April 30, 2006, subject to contractual obligations with Andrx.

         In August 1998, Cybear entered into an employment agreement with Debra Richman pursuant to which Ms. Richman served as Cybear's executive vice president-business development. The agreement provided for a two-year term ending August 2000, a base salary of $160,000 and $80,000 in deferred compensation payable in eight $10,000 quarterly installments. Ms. Richman was also granted options to purchase 100,000 shares of Cybear's common stock at its then market price of $3.00 per share under Cybear's stock option plan. On the first anniversary of the agreement, 37,500 options vested and became exercisable. In February 2000, Ms. Richman resigned from Cybear and entered into a severance arrangement with Cybear pursuant to which (i) Cybear agreed to pay to Ms. Richman her base salary through May 2000 and (ii) unvested options to purchase 37,500 shares of Cybear's common stock previously granted to Ms. Richman became vested and exercisable as provided for in her employment agrement.

         In June 1999, Cybear entered into an employment agreement with Jack Greenman, its executive vice president and chief financial officer. The agreement provides for a four-year initial term of employment. Mr. Greenman's salary is $175,000 per year, with a non-discretionary bonus of $25,000 on his first three anniversaries of employment, and an additional $25,000 bonus upon agreement to terms for his continued employment after the initial four-year term. He is also eligible to receive discretionary bonuses and he receives a car allowance. Mr. Greenman was also granted options to purchase 100,000 shares of Cybear's common stock at its then market price of $16.00 per share with 40% vesting on the first anniversary of employment and 20% vesting on each of the three subsequent anniversaries.

         In the event that prior to the expiration of the initial four-year term, Mr. Greenman terminates his employment or Cybear terminates his employment for good cause as defined in the agreement, Cybear's sole obligation is to pay Mr. Greenman's salary and other accrued entitlements up to the date of termination. If Cybear terminates Mr. Greenman's employment prior to the expiration of the initial term for other than good cause as defined in the agreement or within six months after a change in control of Cybear, Mr. Greenman is entitled to severance compensation consisting of at least twelve months of his base salary and the immediate vesting of stock options that would have vested in the next 12 months.

         In March 2000, Cybear entered into an employment agreement with Timothy
E. Nolan, its president and chief operating officer. The agreement provides for a four-year term of employment. Mr. Nolan's salary is $400,000 per year, with a discretionary yearly bonus of $150,000 and a car allowance of $7,200 per year. Mr. Nolan was also granted options to purchase 300,000 shares of Cybear's common stock (waiving any conversion premium that may result from the closing of the tracking stock transaction with Andrx) and 75,000 shares of Andrx's common stock at market price with 20% vesting at grant date and the balance vesting equally over four years on the anniversaries of employment. He is also eligible to receive deferred compensation, payable within 30 days after the four-year term of employment, of $700,000 minus the "additional value". The additional value is defined as the cumulative amount Mr. Nolan received or is entitled to receive as a result of his employment by the Company excluding the above noted salary and bonus and increases thereof and benefits.

         In the event Mr. Nolan's employment with Cybear is terminated within one year following a "Change in Control" of Cybear, then Mr. Nolan is entitled to severance compensation consisting of $500,000 and the immediate vesting of all unvested Cybear and Andrx stock options. Notwithstanding the foregoing, Mr. Nolan's employment will not be deemed terminated if, in lieu of his position with Cybear, Andrx or any other entity owned or controlled by Andrx offers him an executive position for at least the same pay and benefits.

         Mr. Nolan has been a director of the Company since June 1999 and as such, he was granted options to acquire 25,000 shares of Cybear's common stock in June 1999.

         Cybear has been negotiating an employment agreement with Dr. Eric D. Moskow, M.D., who recently became its executive vice president-market development. Following are what are expected to be the material terms. There can be no assurance that such terms will not be modified prior to execution. The agreement provides for a three-year initial term of employment. Dr. Moskow's salary is $250,000 per year and he receives a car allowance. Mr. Moskow was also granted options to purchase 85,000 shares of Cybear's common stock at market price with 20% vesting immediately and the remaining vesting equally over three years on the anniversaries of employment. If Cybear terminates Mr. Moskow's employment prior to the expiration of the initial term for other than good cause as defined in the agreement, Mr. Moscow is entitled to severance compensation consisting of at least twelve months of his base salary and the immediate vesting of stock options that would have vested in the next 12 months. If Cybear terminates Mr. Moscow's employment prior to the expiration of the initial term within six months after a change in control of Cybear, Mr. Moscow is entitled to severance compensation consisting of at least twelve months of his base salary and the immediate vesting of all unvested stock options.

         Dr. Moskow has been a director of the Company since June 1999. From June 1999 to February 2000, he also served as an advisor to the executive committee of the board of directors. As such, Dr. Moskow was granted options to purchase 100,000 shares of Cybear's common stock in 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee is presently comprised of Scott Lodin, Melvin Sharoky and Martin Stoller with Dr. Edward E. Goldman as a non-voting member. Mr. Lodin currently serves as the Secretary of the Company and Dr. Goldman currently serves as the Chief Executive Officer of the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         In evaluating the reasonableness of compensation paid to the Company's executive officers, the Compensation Committee takes into account, among other factors, how compensation compares to compensation paid by competing companies, individual contributions and the Company's performance. Base salary is determined based upon individual performance, competitive compensation trends and a review of salaries for like jobs at similar companies. It is the Company's policy that the compensation of executive officers also be based, in part, on the grant of stock options as an incentive to enhance the Company's performance. Stock options are granted based upon a review of such executive's responsibilities and relative position in the Company, such executive's overall job performance and such executive's existing stock option position.

PERFORMANCE GRAPH

         The graph below compares the cumulative total shareholder return on the Company's Common Stock since June 18, 1999, the first day of significant trading of the Company's Common Stock, with the cumulative total shareholder return on the Nasdaq Stock Market (U.S.) Index and the Hambrecht and Quist Healthcare Information Services Index over the same period (assuming the investment of $100 in the Company's Common Stock and in the two other indices, and reinvestment of all dividends). Past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


                                 [GRAPH OMITTED]

         * Assumes that $100 was invested on June 18, 1999 in the Company's Common Stock, in the Hambrecht and Quist Healthcare Information Services Index, or the Nasdaq Stock Market Index, and that all dividends are reinvested.

                                                             JUNE 18,     JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                               1999         1999          1999           1999
                                                           -----------   -----------   -----------   -----------
Cybear, Inc.                                               $    100.00   $     84.79   $     50.76   $     41.45
Nasdaq Stock Market (U.S.) Index                                100.00        104.62        107.01        154.43
Hambrecht & Quist Healthcare Information Services Index         100.00         99.15         72.33         82.94


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Common Stock of the Company as of March 13, 2000, by each person owning more than 5% of such common shares and, the directors and the Named Executive Officers, and by all officers and directors, as a group.

                                                                        NUMBER OF SHARES               PERCENT OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER (1), (2)                           BENEFICIALLY OWNED                OUTSTANDING
--------------------------------------------------------------- ------------------------------------  -------------------
Andrx Corporation                                                           12,877,054  (5)                 72.5%

Alan P. Cohen                                                               12,905,554  (3),(4)             72.5%

John H. Klein                                                                  444,444  (6)                  2.5%

Edward E. Goldman, M.D.                                                        650,500  (7)                  3.7%

Timothy E. Nolan                                                                85,000  (8)                   *

Eric D. Moskow, M.D.                                                            67,000  (9)                   *

Scott Lodin                                                                 12,903,554  (3),(4),(10)        72.5%

Angelo C. Malahias                                                          12,902,554  (3),(4)             72.5%

Melvin Sharoky, M.D.                                                        12,913,454  (3),(4)             72.6%

Philip. P. Gerbino                                                              25,000  (4)                   *

Martin Reid Stoller, Ph.D.                                                      26,300  (4)                   *

Debra S. Richman                                                                     -  (11)                  *

All Directors and Officers as a Group (11 persons)                          13,767,698  (12)                75.7%


*      Less than 1%

(1) Except as indicated, the address of each person named in the table is c/o Cybear, Inc. 5000 Blue Lake Dr. suite 200, Boca Raton, Florida 33431.

(2) Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of common stock listed, which include shares of common stock that such persons have the right to acquire a beneficial interest within 60 days from the date of this Report.

(3) Includes shares owned indirectly by Andrx Corporation. and 525,000 shares of common stock deemed to be beneficially owned by Edward E. Goldman, M.D.

(4) Includes 25,000 shares of common stock issuable upon the exercise of stock options.

(5) Includes 525,000 shares of common stock deemed to be beneficially owned by Edward E. Goldman, M.D.

(6) Includes 111,111 shares of common stock issuable upon the exercise of stock options.

(7) Includes 525,000 shares of common stock issuable upon the exercise of a warrant issued to Dr. Goldman by Andrx exercisable beginning on April 30, 1999 having an exercise price of $3.00 per share.

(8) Represents 85,000 shares of common stock issuable upon the exercise of stock options.

(9) Represents 67,000 shares of common stock issuable upon the exercise of stock options.

(10) Includes 1,000 shares of common stock held by Mr. Lodin as custodian for his minor children.

(11)     Ms. Richman resigned from the Company in February 2000.

(12) Includes the shares of common stock described in notes (4) through (7), and (10); 413,111 shares of common stock issuable upon the exercise of the stock options described in notes (4), (6), and (8) through (10) and 500 shares of common stock held by Jack S. Greenman, the Company's executive vice president and chief financial officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since Cybear's inception, Andrx and Cybear have operated pursuant to a corporate services agreement pursuant to which Andrx provides certain legal, financial and administrative services to Cybear in exchange for $120,000 per annum. In addition, Andrx and Cybear have operated pursuant to a tax allocation agreement pursuant to which Cybear will be responsible for its tax liability as if it had filed a separate income tax return when its taxable results are included in the consolidated income tax return of Andrx. The Company recorded a tax benefit of $2,824,000 for the year ended December 31, 1999 reflecting the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

         In January 1999, Andrx sold to John Klein, the Chairman of the Company, 100,000 shares of Cybear common stock at its then market price of $3.00 per share for $300,000.

         In November, 1998, the Company entered into a five year sublease agreement with Strategy Business and Technology Solutions, LLC (the "Lessor"), a company owned by the chairman of the Company, whereby the Company leased approximately 4,000 square feet of office space to house its business development and sales activities. The Company agreed to pay the Lessor $10,000 and $417 per month in base rent and electricity, respectively. In November 1999, the Company terminated the lease and incurred an early termination penalty of $95,000. In addition, for the year ended December 31, 1999, the Company recorded $111,332 in rent expense relative to this lease.

         In May 1999, Cybear entered into a five-year renewable consulting agreement with Innovative Clinical Solutions, Ltd. ("ICSL"). Dr. Eric Moskow, M.D., a director of the Company and also the Company's Executive Vice-President-Market Development is a director of ICSL and was the Executive Vice-President of Strategic Planning of ICSL from September 1996 to February, 2000. The Company agreed to pay ICSL a $1 million consulting fee. ICSL will make reasonable good faith efforts to cause healthcare professionals employed by or any medical practice managed by or affiliated with ICSL to subscribe to Cybear's Physician Practice Portal product, to market Cybear's Physician Practice Portal product to others, and to present Cybear with potential advertisers. ICSL also agreed to pay Cybear $600,000 representing 24 subscription months for the first 1,000 subscribers obtained from ICSL. In addition, Cybear and ICSL will share revenues generated from subscribers and advertisers provided by ICSL.

         In December 1999, Cybear received from Andrx a tracking stock recapitalization plan offer which would give Andrx shareholders the ability to distinguish their investment in Andrx and Cybear. The plan would create a new class of Andrx stock to separately track the performance of Cybear ("Cybear Group Common").

         In March 2000, Andrx and Cybear announced that they executed a definitive agreement with respect to the previously announced tracking stock recapitalization plan. This plan was recommended to the Cybear Board of Directors by its Special Committee and approved by the Boards of both Cybear and Andrx. The plan will be submitted to Andrx and Cybear shareholders for approval later this year.

         Pursuant to the Agreement, Andrx will acquire all of the publicly traded shares of common stock of Cybear in a tax-free "roll-up" merger. Public shareholders currently own approximately 5.4 million shares (assuming the exercise by Edward E. Goldman, M.D., Cybear's chief executive officer, of a warrant to acquire 525,000 shares of common stock of Cybear currently owned by Andrx), or 30.5%, of the common shares of Cybear, and those shareholders will receive one share of Cybear Group Common for every Cybear share they currently own. In the recapitalization, the number of Cybear shares held by Andrx will be reduced from 12.4 million shares to 10.3 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. As a result, the non-Andrx shareholders of Cybear will own approximately 34.5% of the Cybear Group Common following the closing of the transaction. Pursuant to the Agreement, each Andrx common share will be converted into (i) one share of Andrx Group Common and (ii) approximately .1622 shares of Cybear Group Common, after giving effect to Andrx' pending two-for-one stock split (in the form of a stock dividend) announced on March 1, 2000. Upon completion of the recapitalization, (i) Cybear will be a wholly owned subsidiary of Andrx with 100% of its value publicly traded in the form of Cybear Group Common; (ii) current Cybear shareholders will own approximately 34.5% of the Cybear Group Common; and (iii) current Andrx shareholders will own 100% of the Andrx Group Common and approximately 65.5% of the Cybear Group Common.

         Andrx and Cybear will be filing a preliminary joint proxy statement and a registration statement with respect to the proposed transaction with the SEC, which is subject to review by the SEC. In addition to shareholders approval, the transaction will be subject to various Federal and state regulatory approvals and, accordingly, no assurance can be given that this proposed transaction will be consummated.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  DOCUMENTS FILED AS PART OF THIS REPORT

         (1) CONSOLIDATED FINANCIAL STATEMENTS Reference is made to the Index to Financial Statements included in Part II, Item 8 of this Report.

         (2) FINANCIAL STATEMENT SCHEDULES All other schedules for which provision is made in applicable regulations of the Commission are omitted because they are not applicable or the required information is in the Consolidated Financial Statements or notes thereto.

         (3) EXHIBITS

EXHIBIT NO.           DESCRIPTION
-----------           -----------

   2.0 Merger Agreement and Plan of Reorganization dated as of July 15, 1998 among 1997 Corp., Cybear, Inc. and Cybear Capital Corp.*

   2.1 Agreement and Plan of Merger dated as of September 17, 1999 among Cybear, Inc., TN Acquisition Corporation, telegraph New Technology, Inc. and Telegraph Consulting Corporation.*

   2.2 Agreement and Plan of Merger and Reorganization dated March 23, 2000 by and among Andrx Corporation, Cybear Inc., New Andrx Corporation, Andrx Acquisition Corp., and Cybear Acquisition Corp.(1)

   3.1         Registrant's Certificate of Incorporation, as amended.*

   3.2         Registrant's Bylaws.*

   3.3 Certificate of Ownership and Merger of Cybear, Inc. (FL) with and into the Registrant*

   4.1         Specimen common stock certificate*

   10.1        Stock Option Plan*

   10.2+       Form of Employment Agreement between Edward Goldman and the
               Registrant.*

   10.3+       Form of Employment Agreement between Debra Richman and the
               Registrant.*

   10.4 Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.*

   10.5 Corporate Services Agreement between the Registrant and Andrx Corporation.*

   10.6        Credit Agreement between Andrx Corporation and the Registrant.*

   10.7        Tax Allocation Agreement between the Registrant and Andrx
               Corporation.*

   10.8        Letter Agreement between the Registrant and Andrx Corporation.*

   10.9 Lease Agreement relating to premises located at 5000 Blue Lake Dr suite 200, Boca Raton, Florida.*

   10.10 Lease Agreement relating to premises located 105 Challenger Rd, Ridgefield Park, New Jersey.*

   10.11       Agreement between the Registrant and Cox Interactive Media, Inc.*

   10.12+      Letter of Employment between the Registrant and Jack Greenman.*

   10.13 First Amendment to Lease Agreement relating to premises located at 5000 Blue Lake Dr suite 200, Boca Raton, Florida.(1)

   10.14 Second Amendment to Lease Agreement relating to premises located at 5000 Blue Lake Dr suite 200, Boca Raton, Florida.(1)

   10.15+      Letter of Employment between the Registrant and Timothy E.
               Nolan(1)

   16 Letter from Feldman Sherb Ehrlich & Co., P.C. (formerly Feldman Radin & Co., P.C.)*

   21          Subsidiaries of the Registrant(1)

   23.1        Consent of Arthur Andersen LLP.(1)

   27.1        Financial Data Schedule.(1)

*    Previously filed.
+    Agreement between registrant and Executive Officer
(1)  Filed herewith

(B)  REPORTS ON FORM 8-K

         A Current Report on Form 8-K/A was filed on November 22, 1999 reporting the financial statements of Telegraph Consulting Corporation and the Company's pro forma financial statements. The Report was an amendment to the Report on Form 8-K filed on September 29, 1999 reporting under Item 2 "Acquisition or Disposition of Assets" regarding the Company's acquisition of Telegraph Consulting Corporation.

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

                                         CYBEAR, INC.

                                         BY:/s/ EDWARD E. GOLDMAN
                                            ------------------------------------
                                            Edward E. Goldman, M.D.
                                            Chief Executive Officer and Director


                                         BY: /s/ JACK S. GREENMAN
                                            ------------------------------------
                                             Jack S. Greenman
                                             Executive Vice President and Chief
                                             Financial Officer

Date:  March 28, 2000

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


SIGNATURE                           TITLE                                                      DATE
---------                           -----                                                      ----
/s/ JOHN H. KLEIN                   Chairman and Director                                      March 28, 2000
------------------------------
John H. Klein

/s/ EDWARD E. GOLDMAN               Chief Executive Officer and Director                       March 28, 2000
------------------------------      (Principal Executive Officer)
Edward E. Goldman, M.D.

/s/ TIMOTHY E. NOLAN                President, Chief Operating Officer and Director            March 28, 2000
------------------------------
Timothy E. Nolan

/s/JACK S. GREENMAN                 Executive Vice President and Chief Financial               March 28, 2000
------------------------------      Officer (Principal Financial and Accounting Officer)
Jack S. Greenman

/s/ERIC D. MOSKOW                   Executive Vice President - Market                          March 28, 2000
------------------------------      Development and Director
Eric D. Moskow, M.D.

/s/ SCOTT LODIN                     Secretary and Director                                     March 28, 2000
------------------------------
Scott Lodin

/s/ ALAN P. COHEN                   Director                                                   March 28, 2000
------------------------------
Alan P. Cohen


/s/ ANGELO C. MALAHIAS              Director                                                   March 28, 2000
------------------------------
Angelo C. Malahias



/s/ MELVIN SHAROKY                  Director                                                   March 28, 2000
------------------------------
Melvin Sharoky, M.D.

/s/ PHILIP P. GERBINO               Director                                                   March 28, 2000
------------------------------
Philip P. Gerbino, Ph.D.

/s/ MARTIN REID STOLLER             Director                                                   March 28, 2000
------------------------------
Martin Reid Stoller, PhD


                                  EXHIBIT INDEX

EXHIBIT NO.           DESCRIPTION
-----------           -----------

   2.2 Agreement and Plan of Merger and Reorganization dated March 23, 2000 by and among Andrx Corporation, Cybear Inc., New Andrx Corporation, Andrx Acquisition Corp., and Cybear Acquisition Corp.

   10.13 First Amendment to Lease Agreement relating to premises located at 5000 Blue Lake Dr suite 200, Boca Raton, Florida.

   10.14 Second Amendment to Lease Agreement relating to premises located at 5000 Blue Lake Dr suite 200, Boca Raton, Florida.

   10.15+      Letter of Employment between the Registrant and Timothy E. Nolan

   21.1        Subsidiaries of the Registrant

   23.1        Consent of Arthur Andersen LLP.

   27.1        Financial Data Schedule.

+    Agreement between registrant and Executive Officer