Form 10-Q
period 2000-03-31
CYBEAR INC
filed 2000-05-15
CIK 1036824

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSISON
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                         Commission file number 0-26389

                                  CYBEAR, INC.
             (Exact name of Registrant as specified in its charter)

                         DELAWARE                                13-3936988
             (State or other jurisdiction of                  (I.R.S. Employer
              Incorporation or organization)                 Identification No.)

             5000 BLUE LAKE DRIVE, SUITE 200
                   BOCA RATON, FLORIDA                              33431
                  (Address of principal                           (Zip Code)
                    Executive offices

                                 (561) 999-3500
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                                YES [X]        NO [ ]

         As of May 5, 2000, there were 17,773,787 shares of the Registrant's only class of common stock issued and outstanding.

===============================================================================

                                  CYBEAR, INC.
                             INDEX TO THE FORM 10-Q
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                                                                                     PAGE NUMBER
                                                                                                     -----------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                  Unaudited Consolidated Balance Sheets -
                    as of March 31, 2000 and December 31, 1999                                            3

                  Unaudited Consolidated Statements of Operations -
                    for the three months ended March 31, 2000 and 1999                                    4

                  Unaudited Consolidated Statements of Cash Flows -
                    for the three months ended March 31, 2000 and 1999                                    5

                  Notes to Unaudited Consolidated Financial Statements                                    6

                  Unaudited Pro Forma Condensed Consolidated Financial Statements                        10

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                  17

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                       21

SIGNATURES                                                                                               22

                                  CYBEAR, INC.
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CYBEAR, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                                                     March 31,       December 31,
                                                                       2000              1999
                                                                     --------          --------
ASSETS
Current assets:
  Cash and cash equivalents                                          $  1,040          $ 11,922
  Investments available-for-sale                                       25,703            26,072
  Investment interest receivable                                          433               740
  Accounts receivable, net of allowance of $8 and $3 as of
     March 31, 2000 and  December 31, 1999, respectively                  162               104
  Convertible notes receivable                                          7,000             3,000
  Prepaid expenses and other current assets                               420               642
                                                                     --------          --------
    Total current assets                                               34,758            42,480

Property and equipment, net                                             3,608             3,523

Product development costs, net                                            362               333

Software licenses                                                       4,127             1,603

Goodwill, net                                                           3,721             3,819

Other assets                                                              222             1,310
                                                                     --------          --------
      Total assets                                                   $ 46,798          $ 53,068
                                                                     ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                   $  2,348          $  2,758
  Accrued liabilities                                                     779               332
                                                                     --------          --------
    Total current liabilities                                           3,127             3,090
                                                                     --------          --------

Commitments and contingencies (Notes 2, 5 and 10)

Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares authorized, none
    issued and outstanding                                                 --                --
  Common stock, $.001 par value; 25,000,000 shares authorized,
    17,772,537 and 17,653,662 shares issued and outstanding as of
    March 31, 2000 and December 31, 1999, respectively                     18                18
  Additional paid-in capital                                           65,154            64,873
  Accumulated deficit                                                 (21,422)          (14,813)
  Accumulated other comprehensive loss                                    (79)             (100)
                                                                     --------          --------
     Total shareholders' equity                                        43,671            49,978
                                                                     --------          --------
       Total liabilities and shareholders' equity                    $ 46,798          $ 53,068
                                                                     ========          ========

The accompanying notes to unaudited consolidated financial statements are an integral part of these balance sheets.

                          CYBEAR, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                            Three Months Ended
                                                                 March 31,
                                                     -------------------------------
                                                        2000                 1999
                                                     ----------           ----------
Revenues                                             $      231           $        -
                                                     ----------           ----------

Operating expenses:
  Cost of revenues                                          209                    -
  Network operations and operations support                 933                  728
  Product development                                       948                  526
  Sales and marketing                                     1,896                  725
  General and administrative                                880                  655
  Depreciation and amortization                             549                  191
  Merger costs                                              832                    -
  Other non-recurring charges                             1,152                    -
                                                     ----------           ----------
Total operating expenses                                  7,399                2,825
                                                     ----------           ----------

Loss from operations                                     (7,168)              (2,825)

Other income (expense):
  Interest income                                           559                    1
  Interest expense on due to Andrx                            -                  (91)
                                                     ----------           ----------

Loss before income taxes                                 (6,609)              (2,915)

Income tax benefit                                            -                1,400
                                                     ----------           ----------

Net loss                                             $   (6,609)          $   (1,515)
                                                     ==========           ==========

Basic and diluted net loss per share                 $    (0.37)          $    (0.11)
                                                     ==========           ==========

Basic and diluted weighted average shares
  of common stock outstanding                        17,703,669           13,269,400
                                                     ==========           ==========

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                          CYBEAR, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Three Months Ended
                                                                                            March 31,
                                                                                 -------------------------------
                                                                                   2000                   1999
                                                                                 ---------             --------
Cash flows from operating activities:
  Net loss                                                                       $ (6,609)             $ (1,515)
  Adjustments to reconcile net loss to net cash used in
  operating activities -
    Depreciation and amortization                                                     549                   191
    Other non-cash charges                                                            856                     -
    Changes in operating assets and liabilities:
      Investment interest receivable                                                  307                     -
      Accounts receivable                                                             (58)                    -
      Receivable from Blue Lake Ltd.                                                    -                   366
      Prepaid expenses and other assets                                                 6                  (175)
      Accounts payable and accrued liabilities                                        537                  (512)
                                                                                 ---------             --------
        Net cash used in operating activities                                      (4,412)               (1,645)
                                                                                 ---------             --------

Cash flows from investing activities:
  Proceeds from sales of investments available-for-sale, net                          390                     -
  Funding of convertible note receivable                                           (4,000)                    -
  Purchases of property and equipment                                                (558)               (1,054)
  Proceeds from sale of property and equipment                                         21                     -
  Product development costs                                                           (80)                  (55)
  Purchases of software licenses                                                   (2,524)                    -
                                                                                 ---------             --------
        Net cash used in investing activities                                      (6,751)               (1,109)
                                                                                 ---------             --------

Cash flows from financing activities:
  Proceeds from exercises of stock options                                            281                     -
  Advances from Andrx, net of Andrx's utilization
    of Cybear's income tax attributes                                                   -                 3,075
                                                                                 ---------             --------
        Net cash provided by financing activities                                     281                 3,075
                                                                                 ---------             --------

Net (decrease) increase in cash and cash equivalents                              (10,882)                  321
Cash and cash equivalents, beginning of period                                     11,922                     4
                                                                                 ---------             --------
Cash and cash equivalents, end of period                                          $ 1,040                 $ 325
                                                                                 =========             ========

The accompanying notes to unaudited consolidated financial statements are an integral part of these statements.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

(1)      GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Cybear, Inc. ("Cybear" or the "Company"), an approximately 72% owned subsidiary of Andrx Corporation ("Andrx") as of March 31, 2000, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position and results of operations. The unaudited consolidated results of operations and cash flows for the three months ended March 31, 2000, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)      TRACKING STOCK REORGANIZATION PLAN

         In March 2000, Andrx and Cybear announced that they executed a definitive Agreement and Plan of Merger and Reorganization (the "Reorganization") with respect to their previously announced tracking stock reorganization plan. This plan, which was recommended to the Cybear Board of Directors by its Special Committee and approved by the Boards of both Cybear and Andrx, will create a new class of Andrx common stock to separately track the performance of Cybear ("Cybear Group Common"). The Reorganization will be submitted to Andrx and Cybear shareholders for approval during 2000.

         In connection with the proposed tracking stock reorganization plan, the Company incurred merger costs of $832 in the three months ended March 31, 2000. The Company expects to incur merger costs of up to approximately $1,500 in connection with the proposed tracking stock reorganization plan. These costs are charged to expense as incurred.

         Unaudited pro forma condensed consolidated financial statements giving pro forma effect to the Reorganization are presented on page 10 of this Quarterly Report on Form 10-Q.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

(3)      CONVERTIBLE NOTES RECEIVABLE

         In March 2000, Cybear entered into a software license agreement with AHT Corporation ("AHT"). In connection with the agreement, upon receipt of $4,000 from Cybear, AHT issued to Cybear a one-year convertible promissory note (the "Note") in the amount of $4,000 bearing interest at the rate of 10.0%. At its option, Cybear may convert the Note into AHT common stock at a conversion price of the lower of $4.34 per share or 80% of the average market price for the 30 trading days immediately preceding the conversion date provided that Cybear cannot acquire upon conversion more than 1,913,550 shares of AHT common stock. In addition, in the event of default by AHT, Cybear shall be granted a perpetual license to the software, including the source code to the software. The Company has recorded the Note at cost. As of March 31, 2000, the closing sale price of AHT's common stock was $3.38. In addition, AHT granted Cybear a warrant (the "Warrant") to purchase 300,000 shares of its common stock. The Warrant has an exercise price of $4.34 per share and expires five years from the grant date.

(4)      REVENUE RECOGNITION

         Revenues recorded in the three months ended March 31, 2000 consist of the following:


          E-commerce                                    $ 215
          Web site development and maintenance             12
          Subscription                                      4
                                                        -----
                                                        $ 231
                                                        =====

         The Company had no revenues for the three months ended March 31, 1999 as it was in the development stage.


         E-commerce revenues are earned when the products are shipped. Web site development and maintenance and subscription revenues are earned when the Company's services are provided. The Company has entered into certain agreements with medical organizations to provide the Company's subscription services to the organizations' members in exchange for various consulting services. Certain of these agreements result in a net cash outflow. Subscription services earned under agreements resulting in net cash outflows are recorded as a reduction of the amounts expensed for the consulting services received.

         E-commerce revenues for the three months ended March 31, 2000 represent revenues earned from an arrangement between Cybear and Andrx to sell products to physicians on orders placed through Cybear's Physician Practice Portal product (see Note 9).

(5)      OTHER NON-RECURRING CHARGES

         Other non-recurring charges for the three months ended March 31, 2000 consist of severance costs, impairment charges to certain assets and costs incurred to terminate an agreement. Certain of these other non-recurring charges pertain to an agreement whereby the Company has future monthly contractual obligations through June 2001, totaling approximately $2,300. In March 2000, the Company disputed the third party's performance under the agreement and the companies are attempting to resolve this dispute. While no amounts have been recorded relating to any required performance under this agreement subsequent to February 29, 2000, no assurance can be given that the Company will not be required to record any additional charges upon the resolution of this dispute.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

(6)         INCOME TAXES

            Cybear's results of operations for tax purposes through the completion of the public offering in June 1999 were included in the consolidated income tax return of Andrx since Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement pursuant to which Federal income tax liabilities or benefits are allocated to Cybear as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering in June 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, thereafter Cybear files its income tax returns separately.

            For the three months ended March 31, 2000, Cybear did not record any income tax benefit as Andrx's ownership in Cybear was below 80% and Cybear generated net operating loss carryforwards. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For the three months ended March 31, 1999, Cybear recorded $1,400 in income tax benefit. The income tax benefit reflects the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

(7)      NET LOSS PER SHARE

         For all periods presented, basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in the computation of diluted net loss per share. Common equivalent shares consist of the incremental common shares issuable upon exercise of stock options and warrants using the treasury stock method. There were 1,574,334 and 1,033,583 options and warrants outstanding at March 31, 2000 and 1999, respectively, that could potentially dilute earnings per share in the future.

(8)      COMPREHENSIVE LOSS

         The components of the Company's comprehensive loss are as follows:



                                              Three Months Ended
                                                   March 31,
                                           2000                 1999
                                           ----                 ----
   Net loss                             $ (6,609)            $ (1,515)
   Unrealized gain on investments
     available-for-sale                       21                    -
                                        ---------            ---------
   Comprehensive loss                   $ (6,588)            $ (1,515)
                                        =========            =========

(9)      RELATED PARTY TRANSACTIONS

         Beginning in September 1999, Cybear entered into an arrangement with Andrx for the sale by Cybear of products to physician offices on orders placed through Cybear's Physician Practice Portal. Andrx charges Cybear at its cost for the products sold. Andrx also charges Cybear for services that include the purchasing, warehousing and distribution of the products to the physician offices. Management believes that the amounts incurred for these services approximate fair value. For the three months ended March 31, 2000, Andrx charged Cybear $22 for the services it provided.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

         The Company and Andrx have a corporate services agreement whereby Andrx provides the Company with various management services. For the three months ended March 31, 2000 and 1999, the Company incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair market value. Costs for such services were $30 for each of the three-month periods ended March 31, 2000 and 1999.

(10)     SUBSEQUENT EVENT

         In April 2000, Cybear entered into a three-year agreement with a medical organization to provide the Company's subscription services to the organization's members in exchange for various consulting and marketing services. Under the terms of this agreement, Cybear paid $1,200 at inception for various consulting and marketing services and will receive monthly subscription fees of $25. Consequently, this agreement will result in a net cash outflow to Cybear of $300 over its term. Therefore, subscription services earned under this agreement will be recorded as a reduction of the amounts expensed for the consulting and marketing services received.

                          CYBEAR, INC. AND SUBSIDIARIES
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The unaudited pro forma condensed consolidated balance sheet as of March 31, 2000 and the unaudited pro forma condensed consolidated statements of operations for the three months ended March 31, 2000 and for the year ended December 31, 1999, give pro forma effect to the corporate reorganization plan (the "Reorganization") which will create a new class of Andrx common stock, Cybear Group Common, to separately track the performance of Cybear.

         Pursuant to the Reorganization, Andrx will acquire all of the publicly traded shares of common stock of Cybear in what should be a tax-free reorganization. Cybear's public shareholders currently own approximately 4.9 million shares, or 27.6%, of the common shares of Cybear as of March 31, 2000 and those shareholders will receive one share of Cybear Group Common for every Cybear common share they currently own. In the Reorganization, the number of Cybear shares held by Andrx will be reduced from 12.9 million shares to 10.8 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. As a result, the non-Andrx shareholders of Cybear will own approximately 31.2% of the Cybear Group Common following the closing of the transaction. Pursuant to the Reorganization, each Andrx common share will be converted into (i) one share of Andrx Group Common and (ii) approximately .1622 shares of Cybear Group Common. Upon completion of the Reorganization, (i) Cybear will be a wholly owned subsidiary of Andrx with 100% of its value publicly traded in the form of Cybear Group Common; (ii) current Cybear public shareholders will own approximately 31.2% of the Cybear Group Common; and (iii) current Andrx shareholders will own 100% of the Andrx Group Common and approximately 68.8% of the Cybear Group Common. The preceding share ownership and percentages exclude the potential exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire 525,000 shares of Cybear common stock currently owned by Andrx.

         The unaudited pro forma condensed consolidated balance sheet gives effect to the Reorganization as if it occurred as of March 31, 2000. The unaudited pro forma condensed consolidated statements of operations give effect to the Reorganization as if it occurred at the beginning of the periods presented.

         As a result of the Reorganization, Cybear will be a wholly owned subsidiary of Andrx Corporation and its common stock will become a separate class of Andrx common stock, Cybear Group Common, representing the equity interest and businesses of the Cybear Group. The equity interests and businesses of Andrx Corporation and its subsidiaries other than the Cybear Group will become another separate class of Andrx common stock, Andrx Group Common.

         Accordingly, under the Reorganization, the Cybear Group and the Andrx Group will present separate financial statements relating to their respective class of Andrx common stock.

         Cybear Group financial statements will include basic and diluted earnings (loss) per share based on the group's financial position and operating results and based on the Cybear Group Common basic and diluted shares outstanding. In connection with the Reorganization, Cybear and the other members of the Andrx consolidated group will enter into, among other things, a tax sharing agreement. The financial statements of Andrx Group and Cybear Group will utilize the separate company method of accounting for purposes of allocating Federal and state consolidated tax liabilities among group members. Under the terms of the tax sharing agreement, a member of the group will be entitled to its income tax benefits in the year generated to the extent that the member can utilize such tax benefits in the year generated. To the extent the member cannot utilize its income tax benefits in the year generated, the member will not be compensated in that year by other members of the Andrx consolidated group for any utilization of those benefits. Instead, if and when a member leaves the group, Andrx may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx, for which it will receive stock. In the case of any "tracking stock" members, such as the Cybear Group, the stock received by Andrx shall be in the form of tracking shares. In addition, if any member of the group causes another member to become subject to state tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the tax liability will be responsible for the additional incremental state tax and other additional costs of the other member.

         For financial statement purposes, at such time as the Cybear Group achieves profitability, if ever, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, the Cybear Group will recognize the benefit of its accumulated income tax benefits (which had previously been utilized by the Andrx Group) in its statement of operations with a corresponding decrease to its shareholders' equity (i.e., effectively accounted for as a non-cash dividend).

         The unaudited pro forma condensed consolidated financial statements are provided for informational purposes only and are not necessarily indicative of our results of operations or financial position had the transaction assumed therein occurred, nor are they necessarily indicative of the results of operations that may be expected to occur in the future. Consummation of the transaction is subject to various conditions, including approval by shareholders of Andrx and Cybear. In addition to shareholder approval, Andrx and Cybear will be filing with the SEC a joint proxy statement and registration statement with respect to the proposed transaction. The transaction will be subject to various Federal and state regulatory approvals, and accordingly, no assurance can be given that this transaction will be consummated. Furthermore, the unaudited pro forma condensed consolidated financial statements are based upon assumptions that Cybear believes are reasonable and should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and accompanying notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          CYBEAR, INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2000
                                 (IN THOUSANDS)

                                                   Historical                 Pro Forma
                                                     Cybear     Pro Forma       Cybear
                                                 Consolidated  Adjustments      Group
                                                 ------------  -----------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                        $  1,040     $      -      $  1,040
  Investments available-for-sale                     25,703            -        25,703
  Investment interest receivable                        433            -           433
  Accounts receivable, net                              162            -           162
  Convertible notes receivable                        7,000            -         7,000
  Prepaid expenses and other current assets             420            -           420
                                                   --------     --------      --------
    Total current assets                             34,758            -        34,758

Property and equipment, net                           3,608            -         3,608

Product development costs, net                          362            -           362

Software licenses                                     4,127            -         4,127

Goodwill, net                                         3,721        2,700 (2)    22,103
                                                                  15,682 (3)
Other assets                                            222            -           222
                                                   --------     --------      --------
      Total assets                                 $ 46,798     $ 18,382      $ 65,180
                                                   ========     ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                 $  2,348     $    668 (1)  $  3,016
  Accrued liabilities                                   779            -           779
                                                   --------     --------      --------
    Total current liabilities                         3,127          668         3,795

Commitments and contingencies

Shareholders' equity                                 43,671         (668)(1)    61,385
                                                                   2,700 (2)
                                                                  15,682 (3)
                                                   --------     --------      --------
       Total liabilities and shareholders' equity  $ 46,798     $ 18,382      $ 65,180
                                                   ========     ========      ========


The accompanying notes to the unaudited pro forma condensed consolidated balance sheet are an integral part of this statement.

                          CYBEAR, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

(1) Reflects the additional estimated fees and expenses of $668 to be incurred by Cybear in connection with the Reorganization charged to shareholders' equity. As the effect of the costs is non-recurring, it has not been included in the unaudited pro forma condensed consolidated statements of operations.

(2) Reflects the estimated fees and expenses of $2,700 incurred by Andrx Group with respect to the acquisition of the historical minority interest which was allocated to the Cybear Group goodwill.

(3)      Reflects the effects of the Reorganization, as follows:

                                                                                  ADJUSTED
                                                    SHARES                         SHARES
                                                  OUTSTANDING   REORGANIZATION   OUTSTANDING
                                                  AT 3/31/2000    ELIMINATION    AT 3/31/2000
                                                  -------------------------------------------
         Andrx ownership of Cybear                  12,877,000    (2,058,700)      10,818,300
         Minority ownership of Cybear                4,896,000                      4,896,000
                                                  -------------------------------------------
         Total Cybear shares outstanding            17,773,000    (2,058,700)      15,714,300
                                                                  ===========
         Times assumed per share price            $       5.00                    $      5.66
                                                  ------------                    -----------
         Total Cybear market capitalization       $     88,865                    $    88,865
                                                  ============                    ===========

         Minority ownership of Cybear                                               4,896,000
         Times adjusted market price                                              $      5.66
                                                                                  -----------
         Purchase price of minority interest  acquired                                 27,711
         Less: minority interest historical basis                                     (12,029)
                                                                                  -----------
         Goodwill - Purchase price of minority interest in excess
          of its historical basis                                                      15,682
         Goodwill - Andrx Group estimated fees and expenses (see Note 2)                2,700
                                                                                  -----------
         Total goodwill allocated to Cybear Group                                 $    18,382
                                                                                  ===========

         For purposes of the unaudited pro forma condensed consolidated financial statements, the market price of Cybear, Inc common stock was assumed to be $5.00 per share, which was adjusted to $5.66 per share resulting from the elimination of 2,058,700 Cybear shares due to the exchange rate included in the Reorganization. As provided under the Reorganization terms, the shares eliminated in the Reorganization are calculated excluding the potential exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire 525,000 shares of Cybear common stock currently owned by Andrx. In connection with the repurchase of the historical Cybear minority interest, the resulting goodwill of $18,382 was allocated to Cybear Group Common shareholders. The actual amount of goodwill will be determined based on Cybear common stock price as of the closing of the transaction. An increase or decrease of $1.00 in Cybear common stock price will result in an increase or decrease of approximately $5,500 to the goodwill and therefore in an increase or decrease of approximately $550 to the annual goodwill amortization.

                          CYBEAR, INC. AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                    Historical                    Pro Forma
                                                      Cybear      Pro Forma         Cybear
                                                  Consolidated   Adjustments (5)    Group
                                                  ------------   -----------     ------------
Revenues                                          $       231    $         -     $        231
                                                  ------------   -----------     ------------

Operating expenses:
  Cost of revenues                                        209              -              209
  Network operations and operations support               933              -              933
  Product development                                     948              -              948
  Sales and marketing                                   1,896              -            1,896
  General and administrative                              880              -              880
  Depreciation and amortization                           549            460 (3)        1,009
  Merger costs                                            832           (832)(1)            -
  Other non-recurring charges                           1,152              -            1,152
                                                  ------------   -----------     ------------
Total operating expenses                                7,399           (372)           7,027
                                                  ------------   -----------     ------------

Loss from operations                                   (7,168)           372           (6,796)

Other income (expense):
  Interest income                                         559              -              559
                                                  ------------   -----------     ------------

Net loss                                          $    (6,609)   $       372     $     (6,237)
                                                  ============   ===========     =============

Basic and diluted net loss per share              $     (0.37)                   $      (0.40)
                                                  ============                   =============

Basic and diluted weighted average shares
  of common stock outstanding                      17,703,700     (2,058,700)(4)   15,645,000
                                                  ============   ===========     =============

The accompanying notes to the unaudited pro forma condensed consolidated financial statements are an integral part of this statement.

                          CYBEAR, INC. AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)




                                                    Historical                    Pro Forma
                                                      Cybear      Pro Forma         Cybear
                                                  Consolidated   Adjustments (5)    Group
                                                  ------------   -----------     ------------
Revenues                                           $      270    $         -     $        270
                                                  ------------   -----------     ------------
Operating expenses:
  Cost of revenues                                         77              -               77
  Network operations and operations support             2,790              -            2,790
  Product development                                   3,058              -            3,058
  Sales and marketing                                   4,909              -            4,909
  General and administrative                            2,544              -            2,544
  Depreciation and amortization                         1,556          1,838 (3)        3,394
                                                  ------------   -----------     ------------

Total operating expenses                               14,934          1,838           16,772
                                                  ------------   -----------     ------------

Loss from operations                                  (14,664)        (1,838)         (16,502)

Other income (expense):
  Interest income                                       1,282              -            1,282
  Interest expense on due to Andrx                       (216)             -             (216)
                                                  ------------   -----------     ------------

Loss before income taxes                              (13,598)        (1,838)         (15,436)

Income tax benefit                                      2,824         (2,824)(2)            -
                                                  ------------   -----------     ------------

Net loss                                           $  (10,774)      $ (4,662)    $    (15,436)
                                                  ============   ===========     ============

Basic and diluted net loss per share               $    (0.70)                   $      (1.15)
                                                  ============                   ============

Basic and diluted weighted average shares
  of common stock outstanding                      15,470,000     (2,058,700)(4)   13,411,300
                                                  ============   ===========     ============

The accompanying notes to the unaudited pro forma condensed consolidated financial statements are an integral part of this statement.

                          CYBEAR, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
 FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND THE YEAR ENDED DECEMBER 31, 1999
             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

(1) For the three months ended March 31, 2000, reflects the elimination of fees and expenses of $832 incurred by Cybear in connection with the Reorganization. As the effect of the costs is non-recurring, they have been eliminated in the unaudited pro forma condensed consolidated statement of operations for the three months ended March 31, 2000.

(2) For the year ended December 31, 1999, reflects the elimination of Cybear's historical $2,824 income tax benefit which would not have been used by Cybear Group on a separate income tax return basis and would have been included in the tax allocation to Andrx Group pursuant to the Reorganization.

(3) Reflects the amortization of goodwill totaling $18,382, consisting of $15,682 representing the excess of the purchase price of $27,711 offset by historical minority interest of $12,029 and Andrx Group's estimated Reorganization transaction costs and expenses of $2,700 incurred by Andrx (see unaudited pro forma condensed consolidated balance sheet
         Note 2). Such goodwill is amortized on a straight line basis over an estimated life of ten years.

(4) Reflects the number of Cybear shares held by Andrx that were eliminated as a result of the Reorganization (see unaudited pro forma condensed consolidated balance sheet Note 3).

(5) Certain results of the Reorganization referred to in Note 1 to the unaudited pro forma condensed consolidated balance sheet have been excluded from the unaudited pro forma condensed consolidated statements of operations due to their non-recurring nature.

                                  CYBEAR, INC.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CYBEAR, INC. AND SUBSIDIARIES ("CYBEAR" OR THE "COMPANY") CAUTIONS READERS THAT CERTAIN IMPORTANT FACTORS MAY AFFECT THE COMPANY'S ACTUAL RESULTS AND COULD CAUSE SUCH RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS WHICH MAY BE DEEMED TO HAVE BEEN MADE IN THIS REPORT OR WHICH ARE OTHERWISE MADE BY OR ON BEHALF OF THE COMPANY. FOR THIS PURPOSE, ANY STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT STATEMENTS OF HISTORICAL FACT MAY BE DEEMED TO BE FORWARD-LOOKING STATEMENTS. WITHOUT LIMITING THE GENERALITY OF THE FOREGOING, WORDS SUCH AS "MAY", "WILL", "EXPECT", "BELIEVE", "ANTICIPATE", "INTEND", "COULD", "WOULD", "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OTHER VARIATIONS THEREOF OR COMPARABLE TERMINOLOGY ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. FACTORS WHICH MAY AFFECT THE COMPANY'S RESULTS INCLUDE, BUT ARE NOT LIMITED TO, OUR LIMITED OPERATING HISTORY AND SUBSTANTIAL OPERATING LOSSES, AVAILABILITY OF CAPITAL RESOURCES, ABILITY TO EFFECTIVELY COMPETE, ECONOMIC CONDITIONS, UNANTICIPATED DIFFICULTIES IN PRODUCT DEVELOPMENT, ABILITY TO GAIN MARKET ACCEPTANCE AND MARKET SHARE, ABILITY TO MANAGE GROWTH, INTERNET SECURITY RISKS AND UNCERTAINTY RELATING TO THE EVOLUTION OF THE INTERNET AS A MEDIUM FOR COMMERCE, DEPENDENCE ON THIRD PARTY CONTENT PROVIDERS, DEPENDENCE ON OUR KEY PERSONNEL, ABILITY TO PROTECT OUR INTELLECTUAL PROPERTY AND THE IMPACT OF FUTURE GOVERNMENT REGULATION ON OUR BUSINESS. THE COMPANY IS ALSO SUBJECT TO OTHER RISKS DETAILED HEREIN OR DETAILED FROM TIME TO TIME IN THIS REPORT AND THE COMPANY'S FILINGS WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION (THE "SEC").

INTRODUCTION

         Cybear, a Delaware corporation, was incorporated on February 5, 1997. Cybear is an information technology company using the Internet to attempt to improve the efficiency of administrative and communications tasks of managing patient care. Cybear provides access to the Internet and the Cybear product line through its own ISP system, delivering productivity applications to health care providers.

         In March 1999, Cybear introduced its first product, its Physician Practice Portal, which is designed to address the communications and operational needs of physicians. Cybear's future products may include Internet-based productivity software applications and communication networks for other constituents of the healthcare community. During the three months ended June 30, 1999, Cybear emerged from the development stage for financial reporting purposes.

         Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. As of March 31, 2000, Cybear had an accumulated deficit of approximately $21.4 million. In addition, Cybear intends to continue to incur significant expenses in product development, network operations, customer support, sales and marketing and administrative areas. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may never achieve or sustain profitability.

         In March 2000, Andrx and Cybear announced that they executed a definitive Agreement and Plan of Merger and Reorganization (the "Reorganization") with respect to their previously announced tracking stock reorganization plan. This plan, which was recommended to the Cybear Board of Directors by its Special Committee and approved by the Boards of both Cybear and Andrx, will create a new class of Andrx common stock to separately track the performance of Cybear ("Cybear Group Common"). The Reorganization will be submitted to Andrx and Cybear shareholders for approval during 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 ("2000 QUARTER"), AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1999 ("1999 QUARTER").

         Cybear had $231,000 in revenues for the 2000 Quarter and had no revenues for the 1999 Quarter as Cybear was in the development stage. Revenues for the 2000 Quarter includes $215,000 from e-commerce transactions, $12,000 from web site development and maintenance, as well as $4,000 from subscriptions to the Company's Physician Practice Portal product.

         Cybear had $209,000 in cost of revenues for the 2000 Quarter. Cost of revenues for the 2000 Quarter represent the cost for the products sold through Cybear's Physician Practice Portal product. Such products are purchased from Andrx at cost.

         Network operations and operations support costs were $933,000 in the 2000 Quarter compared to $728,000 in the 1999 Quarter. The increase in network operations and operations support costs for the 2000 Quarter related primarily to an increase in telecommunications costs and headcount in the operations support area.

         Product development costs were $948,000 for the 2000 Quarter compared to $526,000 for the 1999 Quarter. The increase in the product development costs for the 2000 Quarter reflects the progress and expansion of Cybear's development activities.

         Sales and marketing expenses were $1.9 million for the 2000 Quarter compared to $725,000 for the 1999 Quarter. The increase in sales and marketing expenses for the 2000 Quarter related primarily to the expansion of the selling and marketing infrastructure, an increase in consulting and advertising costs.

         General and administrative expenses were $880,000 for the 2000 Quarter compared to $655,000 for the 1999 Quarter. The increase in general and administrative expenses for the 2000 Quarter related to the expansion of the administrative infrastructure.

         Depreciation and amortization expense was $549,000 for the 2000 Quarter compared to $191,000 for the 1999 Quarter. The increase in depreciation and amortization for the 2000 Quarter resulted primarily from Cybear's purchases of computer hardware and software used in its network operations center and the development of its products, leasehold improvements to the rented space housing its corporate headquarters and network operations center. In addition, the depreciation and amortization expense includes amortization of the goodwill related to the acquisition of Telegraph Consulting Corporation on September 17, 1999.

         Merger costs were $832,000 for the 2000 Quarter. Merger costs consist of costs associated with the pending merger with Andrx under a tracking stock reorganization plan, primarily investment banking and legal fees. The Company expects to incur merger costs of up to approximately $1.5 million in connection with the pending merger.

         Other non-recurring charges were $1.2 million for the 2000 Quarter. These charges consist of severance costs, impairment charges to certain assets and costs incurred to terminate an agreement. Certain of these other non-recurring charges pertain to an agreement whereby the Company has future monthly contractual obligations through June 2001, totaling approximately $2.3 million. In March 2000, the Company disputed the third party's performance under the agreement and the companies are attempting to resolve this dispute. While no amounts have been recorded relating to any required performance under this agreement subsequent to February 29, 2000, no assurance can be given that the Company will not be required to record any additional charges upon the resolution of this dispute.

         Cybear had interest income of $559,000 in the 2000 Quarter and $1,000 in the 1999 Quarter. The interest income in the 2000 Quarter resulted primarily from the investments of the net proceeds generated from the public offering in money market funds and interest bearing investment grade securities.

         Interest expense of $91,000 in the 1999 Quarter represented interest on the due to Andrx under the credit agreement between the two companies to fund Cybear's operations. Upon completion of the public offering in June 1999, Andrx converted its advances due from Cybear, net of the reimbursement for income tax attributes, to Cybear's capital in exchange for 465,387 shares of Cybear common stock at the public offering price of $16.00 per share.

         Cybear's results of operations for tax purposes through the completion of the public offering in June 1999 were included in the consolidated income tax return of Andrx since Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement pursuant to which Federal income tax liabilities or benefits are allocated to Cybear as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering in June 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, thereafter Cybear files its income tax returns separately.

         For the three months ended March 31, 2000, Cybear did not record any income tax benefit as Andrx's ownership in Cybear was below 80% and Cybear generated net operating loss carryforwards. Under the provisions of SFAS No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For the three months ended March 31, 1999, Cybear recorded $1.4 million in income tax benefit. The income tax benefit reflects the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2000, Cybear had $26.7 million in cash, cash equivalents and investments available-for-sale and $31.6 million of working capital.

         Net cash used in operating activities was $4.4 million for the 2000 Quarter compared to $1.6 million for the 1999 Quarter. The increase in net cash used in operating activities in the 2000 Quarter, as compared to the 1999 Quarter is primarily due to Cybear incurring a net loss of $6.6 million in the 2000 Quarter as compared to a net loss of $1.5 million in the 1999 Quarter, an increase in accounts payable and accrued liabilities in the 2000 Quarter as compared to a decrease in the 1999 Quarter, an increase in depreciation and amortization expense in the 2000 Quarter, as compared to the 1999 Quarter and other non-cash charges in the 2000 Quarter. The other non-cash charges result primarily from impairment charges to certain assets.

         In the 2000 Quarter, net cash used in operating activities was primarily attributable to Cybear's loss from operations, offset by the depreciation and amortization expense and other non-cash charges, and an increase in accounts payable and accrued liabilities. In the 1999 Quarter, the net cash used in operating activities was primarily attributed to Cybear's loss from operations.

         Net cash used in investing activities was $6.8 million in the 2000 Quarter and $1.1 million in the 1999 Quarter. In the 2000 Quarter, Cybear received proceeds of $390,000 from sales of investments available-for-sale and funded a $4.0 million one-year convertible promissory note from AHT Corporation. Cybear also purchased $558,000 in property and equipment consisting mainly of computer hardware and software used in its network operations center and the development of its products. Cybear also purchased $2.5 million in software licenses. In the 1999 Quarter, Cybear purchased $1.1 million of property and equipment consisting mainly of computer hardware and software used in its network operations center and in its product development activities, leasehold improvements to the rented space housing its corporate headquarters and network operations center and furniture for its corporate headquarters.

         Net cash provided by financing activities was $281,000 for the 2000 Quarter compared to $3.1 million for the 1999 Quarter. In the 2000 Quarter, net cash provided by financing activities consisted of proceeds generated from the exercises of stock options. In the 1999 Quarter, net cash provided by financing activities consisted of advances from Andrx to fund Cybear's operations, net of the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

         27 Financial Data Schedule

(b)      Reports on Form 8-K:

         None

                                  CYBEAR, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereonto duly authorized.

                              By: /S/ EDWARD E. GOLDMAN
                                  -----------------------------
                                  Edward E. Goldman, M.D.
                                  Chief Executive Officer
                                  (Principal Executive Officer)


                              By: /S/ TIMOTHY E. NOLAN
                                 -----------------------------
                                  Timothy E. Nolan
                                  President and Chief Operating Officer


                              By: /S/ CLAUDE BERTRAND
                                 -----------------------------
                                  Claude Bertrand
                                  Vice President Finance and Controller
                                  (Principal Financial and Accounting Officer)

May 15, 2000

                                 EXHIBIT INDEX


EXHIBIT     DESCRIPTION
-------     -----------

  27        Financial Data Schedule