Form 10-Q
period 2000-06-30
CYBEAR INC
filed 2000-08-14
CIK 1036824

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSISON
                             WASHINGTON, D.C. 20549
                           ---------------------------

                                    FORM 10-Q

                           ---------------------------

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                           ---------------------------

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

                               YES __X__ NO _____

         As of August 4, 2000, 17,787,000 shares of the Registrant's common stock, par value $0.001 per share were issued and outstanding.

================================================================================

                                  CYBEAR, INC.
                             INDEX TO THE FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                              Page
                                                                                             Number
                                                                                             ------

PART I.  FINANCIAL INFORMATION

         Item 1. Consolidated Financial Statements

                  Unaudited Consolidated Balance Sheets -
                    as of June 30, 2000 and December 31, 1999                                   3

                  Unaudited Consolidated Statements of Operations -
                    for the three and six months ended June 30, 2000 and 1999                   4

                  Unaudited Consolidated Statements of Cash Flows -
                    for the six months ended June 30, 2000 and 1999                             5

                  Notes to Unaudited Consolidated Financial Statements                          6

                  Unaudited Pro Forma Condensed Consolidated Financial Data                    11

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                        18

PART II. OTHER INFORMATION

       Item 1.  Legal Proceedings                                                              23

       Item 6.  Exhibits and Reports on Form 8-K                                               23

SIGNATURES                                                                                     24

                                  CYBEAR, INC.
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          CYBEAR, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
             (in thousands, except for share and per share amounts)

                                                                               June 30,           December 31,
                                                                                 2000                 1999
                                                                           ---------------      ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                                $         3,555      $        11,922
  Investments available-for-sale, at market value                                   17,443               26,072
  Accounts receivable, net                                                             760                  104
  Convertible notes receivable                                                       7,000                3,000
  Prepaid and other current assets                                                     762                1,382
                                                                           ---------------      ---------------
    Total current assets                                                            29,520               42,480

Property and equipment, net                                                          7,397                5,126
Intangible and other assets, net                                                     4,135                5,462
                                                                           ---------------      ---------------
      Total assets                                                         $        41,052      $        53,068
                                                                           ===============      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $         2,095      $         2,758
  Accrued liabilities                                                                  449                  332
                                                                           ---------------      ---------------
    Total current liabilities                                                        2,544                3,090
                                                                           ---------------      ---------------

Commitments and contingencies (Notes 2 and 10)

Shareholders' equity:
  Preferred stock, $.01 par value; 2,000,000 shares authorized,
    none issued and outstanding                                                         --                   --
  Common stock, $.001 par value; 25,000,000 shares authorized,
    17,774,000 and 17,654,000 shares issued and outstanding as of
    June 30, 2000 and December 31, 1999, respectively                                   18                   18
  Additional paid-in capital                                                        65,157               64,873
  Accumulated deficit                                                              (26,612)             (14,813)
  Accumulated other comprehensive loss                                                 (55)                (100)
                                                                           ---------------      ---------------
     Total shareholders' equity                                                     38,508               49,978
                                                                           ---------------      ---------------
       Total liabilities and shareholders' equity                          $        41,052      $        53,068
                                                                           ===============      ===============


    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated balance sheets.

                          CYBEAR, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             (in thousands, except for share and per share amounts)

                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                                   2000              1999              2000              1999
                                                               ------------      ------------      ------------      ------------
Revenues:
  Cybearclub LLC                                               $      1,109      $         --      $      1,324      $         --
  Web development, hosting and other services                           124                --               136                --
  Subscription                                                            4                27                 8                27
                                                               ------------      ------------      ------------      ------------
Total revenues                                                        1,237                27             1,468                27
                                                               ------------      ------------      ------------      ------------
Operating expenses:
  Cost of revenues                                                    1,088                --             1,297                --
  Network operations and operations support                           1,193               665             2,208             1,423
  Product development                                                   840               620             1,788             1,146
  Selling, general and administrative                                 2,115             1,531             4,809             2,881
  Depreciation and amortization                                         773               349             1,322               540
  Merger costs                                                           53                --               885                --
  Other non-recurring charges                                           870                --             2,022                --
                                                               ------------      ------------      ------------      ------------
Total operating expenses                                              6,932             3,165            14,331             5,990
                                                               ------------      ------------      ------------      ------------

Loss from operations                                                 (5,695)           (3,138)          (12,863)           (5,963)

Other income (expense):
  Interest income                                                       505                49             1,064                50
  Interest expense on advances from Andrx Corporation                    --              (125)               --              (216)
                                                               ------------      ------------      ------------      ------------

Loss before income taxes                                             (5,190)           (3,214)          (11,799)           (6,129)

Income tax benefit                                                       --             1,424                --             2,824
                                                               ------------      ------------      ------------      ------------

Net loss                                                       $     (5,190)     $     (1,790)     $    (11,799)     $     (3,305)
                                                               ============      ============      ============      ============

Basic and diluted net loss per share                           $      (0.29)     $      (0.13)     $      (0.67)     $      (0.25)
                                                               ============      ============      ============      ============

Basic and diluted weighted average shares
  of common stock outstanding                                    17,773,600        13,579,000        17,738,600        13,425,100
                                                               ============      ============      ============      ============


    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                          CYBEAR, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                          ------------------------------------
                                                                                2000                 1999
                                                                          ---------------      ---------------
Cash flows from operating activities:
  Net loss                                                                $       (11,799)     $        (3,305)
  Adjustments to reconcile net loss to net cash used in
  operating activities -
    Depreciation and amortization                                                   1,322                  540
    Other non-cash charges                                                            889                   --
    Changes in operating assets and liabilities:
      Accounts receivable, net                                                       (656)                 (25)
      Prepaid and other assets                                                        435                 (451)
      Accounts payable and accrued liabilities                                        (46)                  (5)
                                                                          ---------------      ---------------
        Net cash used in operating activities                                      (9,855)              (3,246)
                                                                          ---------------      ---------------

Cash flows from investing activities:
  Proceeds from sales of investments available-for-sale, net                        8,674                   --
  Funding of convertible note receivable                                           (4,000)                  --
  Purchases of property and equipment                                              (3,389)              (1,567)
  Product development costs                                                           (81)                (173)
                                                                          ---------------      ---------------
        Net cash provided by (used in) investing activities                         1,204               (1,740)
                                                                          ---------------      ---------------

Cash flows from financing activities:
  Proceeds from exercises of stock options                                            284                   --
  Proceeds from issuance of shares of common stock                                     --               50,788
  Advances from Andrx Corporation, net of Andrx's utilization
    of Cybear's income tax attributes                                                  --                5,101
                                                                          ---------------      ---------------
        Net cash provided by financing activities                                     284               55,889
                                                                          ---------------      ---------------

Net (decrease) increase in cash and cash equivalents                               (8,367)              50,903
Cash and cash equivalents, beginning of period                                     11,922                    4
                                                                          ---------------      ---------------
Cash and cash equivalents, end of period                                  $         3,555      $        50,907
                                                                          ===============      ===============

Supplemental disclosure of non-cash activities:

   Conversion of advances from Andrx into shares of common stock          $            --      $         7,446
                                                                          ===============      ===============


    The accompanying notes to unaudited consolidated financial statements are an integral part of these unaudited consolidated statements.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
             (in thousands, except for share and per share amounts)

(1)      GENERAL

         In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared by Cybear, Inc. ("Cybear" or the "Company"), an approximately 72% owned subsidiary of Andrx Corporation ("Andrx") as of June 30, 2000, pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. However, management believes that the disclosures contained herein are adequate to make the information presented not misleading. The unaudited consolidated financial statements reflect, in the opinion of management, all material adjustments (which include only normal recurring adjustments) necessary to present fairly the Company's unaudited financial position and results of operations. The unaudited consolidated results of operations for the three and six months ended June 30, 2000, and cash flows for the six months ended June 30, 2000, are not necessarily indicative of the results of operations or cash flows which may be expected for the remainder of 2000. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)      REORGANIZATION PLAN

         In March 2000, Andrx and Cybear announced that they executed a definitive Agreement and Plan of Merger and Reorganization (the "Reorganization") with respect to their previously announced tracking stock reorganization plan. This plan, which was recommended to the Cybear Board of Directors by its special committee and approved by the Boards of both Cybear and Andrx, will create a new class of Andrx common stock to separately track the performance of Cybear ("Cybear Group Common"). The Reorganization will be submitted to Andrx and Cybear shareholders for approval at the Cybear special meeting of shareholders and Andrx annual meeting of shareholders scheduled for September 5, 2000. If approved, the Reorganization contemplates the creation of Andrx Corporation, a new holding company under Delaware law ("Andrx Corporation"). A wholly-owned subsidiary of Andrx Corporation would merge with and into Andrx, with Andrx surviving the merger and another wholly owned subsidiary of Andrx Corporation would merge with and into Cybear with Cybear surviving the merger. The Reorganization will become effective on the date and time that the certificate of merger is filed with the Delaware and Florida Secretaries of State or such other date and time specified in the certificate of merger.

         In connection with the proposed tracking stock reorganization plan, the Company incurred merger costs of $53 and $885 in the three and six months ended June 30, 2000, respectively. The Company expects to incur total merger costs of up to approximately $1,500 in connection with the proposed tracking stock reorganization plan. These costs are charged to expense as incurred.

         Unaudited pro forma condensed consolidated financial data giving pro forma effect to the Reorganization are presented on pages 11 to 17 of this Quarterly Report on Form 10-Q.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
             (in thousands, except for share and per share amounts)

(3)      RELATED PARTY TRANSACTIONS

         In September 1999, Cybear commenced a venture with Andrx, Cybearclub LLC (the "Joint Venture" or " Cybearclub"), to distribute healthcare products to physician offices on orders placed through the Internet. Capital contributions to, distributions from and net income or loss generated by Cybearclub are allocated in proportion to Cybear and Andrx's interest in the joint venture. Such interests are 55% to Cybear and 45% to Andrx. Cybearclub is managed by and under the direction of a management committee comprised of five members. Three members are appointed by Cybear and two members are appointed by Andrx. Based on its majority ownership and majority representation on the management committee of Cybearclub, the Company controls Cybearclub and, accordingly, consolidates the accounts of Cybearclub.

         Andrx purchases products from outside vendors and charges Cybearclub for the products sold by Cybearclub. Andrx also charges Cybearclub for services that include the purchasing, warehousing and distribution of the products to the physician offices. Such services are charged under an arm's length agreement. For the three and six months ended June 30, 2000, Andrx charged Cybear $59 and $81, respectively, for the services it provided.

         The Company and Andrx have a corporate services agreement whereby Andrx provides the Company with various management services. For the three and six months ended June 30, 2000 and 1999, the Company incurred amounts for these services based upon mutually agreed upon allocation methods. Management believes that the amounts incurred for these services approximate fair market value. Costs for such services were $30 for both the three months ended June 30, 2000 and 1999, respectively, and $60 for both the six months ended June 30, 2000 and 1999, respectively.

         Accounts payable in the accompanying consolidated balance sheets as of June 30, 2000 and December 31, 1999, include $782 and $59, respectively, payable to Andrx for the purchase of the products sold by Cybearclub and services provided by Andrx.

(4)      CONVERTIBLE NOTES RECEIVABLE

         In March 2000, Cybear entered into a software license agreement and a development service agreement with AHT Corporation ("AHT") whereby, among other things, Cybear obtained non-exclusive licenses to two AHT software applications for $1,000 and whereby Cybear agreed to develop a software application for AHT and receive $950 for such services. These agreements are being accounted on a net basis and the resulting net cash outflow of $50 is included in property and equipment and accounts payable in the accompanying consolidated balance sheet as of June 30, 2000. Accordingly, no revenue will be recorded in connection with entering into the development service agreement. The net cash outflow will be amortized over three years.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
             (in thousands, except for share and per share amounts)

         In connection with these agreements, upon receipt of $4,000 from Cybear, AHT issued to Cybear a one-year convertible promissory note (the "AHT Note") in the amount of $4,000 bearing interest at the rate of 10%. At its option, Cybear may convert the AHT Note into shares of AHT common stock at a conversion price of the lower of $4.34 per share or 80% of the average market price for the 30 trading days immediately preceding the conversion date provided that Cybear cannot acquire upon conversion more than 1,913,550 shares of AHT common stock. In addition, in the event of default by AHT, Cybear shall be granted a perpetual license to the software applications, including the source code to the software applications. The Company has recorded the AHT Note at its cost. In addition, AHT granted Cybear a warrant (the "AHT Warrant") to purchase 300,000 shares of its common stock. The AHT Warrant has an exercise price of $4.34 per share and expires five years from the grant date. As of June 30, 2000, the closing sale price of AHT's common stock on the Nasdaq Stock Market was $2.00.

         In July 2000, AHT announced it had entered into a merger agreement with BioShield Technologies, Inc. ("BioShield") whereby AHT would become a wholly owned subsidiary of BioShield. If the merger is consummated, Cybear has the right to redeem the AHT Note at a 20% premium of the principal then outstanding. The merger is subject to various conditions and shareholders' approval and, accordingly, there can be no assurance that the merger agreement will be consummated and that Cybear will exercise its redemption right.

(5)      REVENUE RECOGNITION

         Cybearclub LLC is a venture between Cybear and Andrx to distribute healthcare products to physician offices on orders placed through the Internet (see Note 3). The Cybearclub LLC revenues are earned when the products have been received by the customer. Provisions for returns, pricing adjustments and other adjustments related to Cybearclub's revenues are provided in the same period the related revenues are recorded. Web development, hosting and subscription revenues are earned when the Company's services are provided. Historically, the Company entered into certain agreements with medical organizations to provide the Company's subscription services to the organizations' members in exchange for various consulting services. Certain of these agreements resulted in a net cash outflow. Subscription services earned under agreements resulting in net cash outflows were recorded as a reduction of the amounts expensed for the consulting services received. As of June 30, 2000, the Company does not have any outstanding subscription services agreements resulting in net cash outflows.

         Cost of revenues consists of the costs of the products purchased for resale by Cybearclub, as well as fulfillment costs (see Note 3). Cost of revenues are recorded in the same period the related revenues are recorded.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101") which summarizes certain of the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. The effective date of SAB 101 for the Company is the quarter ending December 31, 2000. The Company continues to evaluate the impact of the provisions that SAB 101 will have on revenue recognition in future periods. Based on the Company's initial evaluation, Cybear believes SAB 101 will not have a material impact on its future results of operations.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
             (in thousands, except for share and per share amounts)

(6)      OTHER NON-RECURRING CHARGES

         For the three months ended June 30, 2000, the Company recorded other non-recurring charges of $870 representing costs incurred to resolve a dispute over performance under an agreement and to terminate such agreement. For the six months ended June 30, 2000, Cybear recorded other non-recurring charges of $2,022 representing severance costs, impairment charges to certain assets and costs incurred to resolve a dispute and to terminate agreements. Certain of these other non-recurring charges pertained to an agreement whereby the Company had future monthly contractual obligations through June 2001, totaling approximately $2,300. In March 2000, the Company disputed the third party's performance under the agreement. In June 2000, the Company and the third party resolved their dispute, agreed to terminate the agreement, and released each other from any continuing obligations, other than certain mutual indemnification obligations, upon payment by Cybear of $870 of the remaining $2,300 due from Cybear under the agreement.

(7)      INCOME TAXES

         Through the completion of its public offering in June 1999, Cybear's results of operations for tax purposes were included in the consolidated income tax return of Andrx, since Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement pursuant to which Federal income tax liabilities or benefits are allocated to Cybear as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering in June 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, thereafter Cybear files its income tax returns separately.

         For the three and six months ended June 30, 2000, Cybear did not record any income tax benefit as Andrx's ownership in Cybear was below 80% and Cybear generated net operating loss carryforwards. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For the three and six months ended June 30, 1999, as Andrx utilized Cybear's income tax benefits, Cybear recorded $1,424 and $2,824, respectively, in income tax benefit. These income tax benefits reflect the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

(8)      NET LOSS PER SHARE

         For all periods presented, basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding. Since the effect of common stock equivalents was antidilutive, all such equivalents were excluded in the computation of diluted net loss per share.

                          CYBEAR, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
             (in thousands, except for share and per share amounts)


(9)      COMPREHENSIVE LOSS

         The components of the Company's comprehensive loss are as follows:

                                             Three Months Ended                  Six Months Ended
                                                 June 30,                             June 30,
                                      --------------   ---------------   ----------------  ---------------
                                           2000              1999              2000              1999
                                      --------------   ---------------   ----------------  ---------------
Net loss                                   $ (5,190)         $ (1,790)         $ (11,799)        $ (3,305)
Unrealized gain on investments
  available-for-sale                             24                 -                 45                -
                                      --------------   ---------------   ----------------  ---------------
Comprehensive loss                         $ (5,166)         $ (1,790)         $ (11,754)        $ (3,305)
                                      ==============   ===============   ================  ===============

(10)     LITIGATION

         In June 2000, Cybear received a claim from Nicebid.com for damages allegedly incurred by Nicebid.com as a result of alleged breaches of the Internet Commerce Contract between Nicebid.com and Telegraph Consulting Corporation ("TCC"), which was acquired by Cybear in 1999. Nicebid.com alleges that the damages it incurred are in excess of $5,000. Cybear is currently evaluating the claim for liability and the damages allegedly incurred and believes there are meritorious defenses which it intends to assert.

                          CYBEAR, INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL DATA

         The unaudited pro forma condensed consolidated balance sheet as of June 30, 2000 and the unaudited pro forma condensed consolidated statements of operations for the six months ended June 30, 2000 and for the year ended December 31, 1999, give pro forma effect to the corporate reorganization plan (the "Reorganization") which will create a new class of Andrx Corporation common stock, Cybear Group Common Stock, to separately track the performance of Cybear.

         In connection with the Reorganization, Andrx Corporation will acquire all of the publicly traded shares of common stock of Cybear in what the parties anticipate will be a tax-free reorganization. Cybear's public shareholders currently own approximately 4.9 million shares, or 27.6%, of the common shares of Cybear as of June 30, 2000 and those shareholders will receive one share of Cybear Group Common Stock for every Cybear common stock they currently own. In the Reorganization, the number of Cybear shares held by Andrx will be reduced from 12.9 million shares to 10.8 million shares so as to provide the equivalent of a 20% increase in shares held by the non-Andrx shareholders of Cybear. Upon completion of the Reorganization, the non-Andrx shareholders of Cybear will own approximately 31.2% of the Cybear Group Common Stock following the closing of the transaction. Pursuant to the Reorganization, each Andrx common share will be converted into (i) one share of Andrx Group Common and (ii) approximately .1492 shares of Cybear Group Common Stock. Upon completion of the Reorganization, (i) Cybear will be a wholly owned subsidiary of Andrx Corporation with 100% of its value publicly traded in the form of Cybear Group Common Stock; (ii) current Cybear public shareholders will own approximately 31.2% of the Cybear Group Common Stock; and (iii) current Andrx shareholders will own 100% of the Andrx Group Common Stock and approximately 68.8% of the Cybear Group Common Stock. The preceding share ownership and percentages exclude the potential exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire approximately 525,000 shares of Cybear common stock currently owned by Andrx.

         The unaudited pro forma condensed consolidated balance sheet gives effect to the Reorganization as if it occurred as of June 30, 2000. The unaudited pro forma condensed consolidated statements of operations give effect to the Reorganization as if it occurred at the beginning of each period presented.

         As a result of the Reorganization, Cybear will be a wholly owned subsidiary of Andrx Corporation and its common stock will become a separate class of Andrx Corporation common stock, Cybear Group Common Stock, representing the equity interest and businesses of the Cybear Group. The equity interests and businesses of Andrx Corporation and its subsidiaries other than the Cybear Group will become another separate class of Andrx Corporation common stock, Andrx Group Common Stock.

         Accordingly, under the Reorganization, the Cybear Group and the Andrx Group will present separate financial statements relating to their respective class of Andrx Corporation common stock.

         Cybear Group financial statements will include basic and diluted earnings (loss) per share based on the group's operating results and based on the Cybear Group Common basic and diluted shares outstanding. In connection with the Reorganization, Cybear and the other members of the Andrx consolidated group will enter into, among other things, a Federal and state tax sharing agreement. The financial statements of Andrx Group and Cybear Group will utilize the separate company method of accounting for purposes of allocating Federal and state consolidated tax liabilities among group members. Under the terms of the tax sharing agreement, a member of the group will be entitled to its income tax benefits in the year generated to the extent that the member can utilize such tax benefits in the year generated. To the extent the member cannot utilize its income tax benefits in the year generated, the member will not be compensated in that year by other members of the Andrx consolidated group for any utilization of those benefits. Instead, if and when a member leaves the group, Andrx Corporation may elect to reimburse that member for any unreimbursed income tax benefits utilized. That reimbursement will take the form of a capital investment by Andrx Corporation, for which it will receive stock. In the case of any "tracking stock" members, such as the Cybear Group, the stock received by Andrx Corporation shall be in the form of tracking designated shares. In addition, if any member of the group causes another member to become subject to state tax in a state where it would otherwise not be taxed on a separate company basis, the member causing the tax liability shall be fully responsible for the state tax of the other member.

         For financial statement purposes, at such time as the Cybear Group achieves profitability, if ever, or is otherwise able to recognize its tax benefits under accounting principles generally accepted in the United States, the Cybear Group will recognize the benefit of its accumulated income tax benefits accumulated since June 23, 1999 (which had previously been utilized by the Andrx Group prior to that date) in its statement of operations with a corresponding decrease to its shareholders' equity (i.e., effectively accounted for as a non-cash dividend).

         The unaudited pro forma condensed consolidated financial data are provided for informational purposes only and are not necessarily indicative of our results of operations or financial position had the transaction assumed therein occurred, nor are they necessarily indicative of the results of operations that may be expected to occur in the future. Consummation of the transaction is subject to various conditions, including approval by shareholders of Andrx and Cybear and accordingly, no assurance can be given that this transaction will be consummated. Furthermore, the unaudited pro forma condensed consolidated financial data are based upon assumptions that Cybear believes are reasonable and should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto included elsewhere in this Form 10-Q and the consolidated financial statements and accompanying notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          CYBEAR, INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2000
                                 (in thousands)

                                                                                                      Pro Forma
                                                                   Historical        Pro Forma          Cybear
                                                                     Cybear         Adjustments         Group
                                                                 --------------   --------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                           $  3,555         $      -          $  3,555
  Investments available-for-sale, at market value                       17,443                -            17,443
  Accounts receivable, net                                                 760                -               760
  Convertible notes receivable                                           7,000                -             7,000
  Prepaid and other current assets                                         762                -               762
                                                                 --------------   --------------    --------------
    Total current assets                                                29,520                -            29,520

Property and equipment, net                                              7,397                -             7,397

Intangible and other assets, net                                         4,135            2,700 (2)        23,894
                                                                                         17,059 (3)

                                                                 --------------   --------------    --------------
      Total assets                                                    $ 41,052         $ 19,759          $ 60,811
                                                                 ==============   ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $  2,095            $ 615 (1)      $  2,710
  Accrued liabilities                                                      449                -               449
                                                                 --------------   --------------    --------------
    Total current liabilities                                            2,544              615             3,159

Total shareholders' equity                                              38,508             (615)(1)        57,652
                                                                                          2,700 (2)
                                                                                         17,059 (3)

                                                                 --------------   --------------    --------------
       Total liabilities and shareholders' equity                     $ 41,052         $ 19,759          $ 60,811
                                                                 ==============   ==============    ==============


The accompanying notes to the unaudited pro forma condensed consolidated balance sheet are an integral part of this balance sheet.

                          CYBEAR, INC. AND SUBSIDIARIES
        NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF JUNE 30, 2000
             (in thousands, except for share and per share amounts)

(1) Reflects the additional estimated fees and expenses of $615 to be incurred by Cybear in connection with the Reorganization charged to shareholders' equity. As the effect of the costs is non-recurring, it has not been included in the unaudited pro forma condensed consolidated statements of operations.

(2) Reflects the estimated fees and expenses of $2,700 incurred by Andrx Group with respect to the acquisition of the historical minority interest which was allocated to the Cybear Group goodwill.

(3)      Reflects the effects of the Reorganization, as follows:

                                                                                           Adjusted
                                                        Shares                              Shares
                                                      Outstanding     Reorganization      Outstanding
                                                     at 6/30/2000       Elimination      at 6/30/2000
                                                   -----------------------------------------------------
 Andrx ownership of Cybear                               12,877,000         (2,058,700)      10,818,300
 Minority ownership of Cybear                             4,897,000                  -        4,897,000
                                                   -----------------------------------------------------
 Total Cybear shares outstanding                         17,774,000         (2,058,700)      15,715,300
                                                                    ===================
 Times assumed per share price                         $       5.00                        $       5.65
                                                   -----------------                   -----------------
 Total Cybear market capitalization                    $     88,870                        $     88,870
                                                   =================                   =================

 Minority ownership of Cybear                                                                 4,897,000
 Times adjusted market price                                                               $       5.65
                                                                                       -----------------
 Purchase price of minority interest acquired                                                    27,668
 Less: minority interest historical basis                                                       (10,609)
                                                                                       -----------------
 Goodwill - Purchase price of minority interest in excess of its historical basis                17,059
 Goodwill - Andrx Group estimated fees and expenses (see Note 2)                                  2,700
                                                                                       -----------------
 Total goodwill allocated to Cybear Group                                                  $     19,759
                                                                                       =================

         For purposes of the unaudited pro forma condensed consolidated balance sheet and statements of operations, the market price of Cybear, Inc common stock was assumed to be $5.00 per share, which was adjusted to $5.65 per share resulting from the elimination of 2,058,700 Cybear shares due to the exchange rate included in the Reorganization. As provided under the terms of the Reorganization, the shares eliminated in the Reorganization are calculated including the potential exercise by Edward E. Goldman, M.D., Cybear's Chief Executive Officer, of an outstanding warrant to acquire approximately 525,000 shares of Cybear common stock currently owned by Andrx. In connection with the repurchase of the historical Cybear minority interest, the resulting goodwill of $19,759 was allocated to the Cybear Group financial statements. The actual amount of goodwill will be determined based on Cybear common stock price as of the closing of the transaction. An increase or decrease of $1.00 in Cybear common stock price will result in an increase or decrease of approximately $5,500 to the goodwill and therefore in an increase or decrease of approximately $550 to the annual goodwill amortization.

                          CYBEAR, INC. AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
             (in thousands, except for share and per share amounts)

                                                                                             Pro Forma
                                                      Historical        Pro Forma             Cybear
                                                        Cybear         Adjustments (5)        Group
                                                     ------------      ------------        ------------
Revenues                                             $      1,468      $         --        $      1,468
                                                     ------------      ------------        ------------
Operating expenses:
  Cost of revenues                                          1,297                --               1,297
  Network operations and operations support                 2,208                --               2,208
  Product development                                       1,788                --               1,788
  Selling, general and administrative                       4,809                --               4,809
  Depreciation and amortization                             1,322               988 (3)           2,310
  Merger costs                                                885              (885)(1)              --
  Other non-recurring charges                               2,022                --               2,022
                                                     ------------      ------------        ------------
Total operating expenses                                   14,331               103              14,434
                                                     ------------      ------------        ------------

Loss from operations                                      (12,863)             (103)            (12,966)

Other income (expense):
  Interest income                                           1,064                --               1,064
                                                     ------------      ------------        ------------

Net loss                                             $    (11,799)     $       (103)       $    (11,902)
                                                     ============      ============        ============

Basic and diluted net loss per share                 $      (0.67)                         $      (0.76)
                                                     ============                          ============

Basic and diluted weighted average shares
  of common stock outstanding                          17,738,600        (2,058,700)(4)      15,679,900
                                                     ============      ============        ============


The accompanying notes to the unaudited pro forma condensed consolidated financial data are an integral part of this statement.

                          CYBEAR, INC. AND SUBSIDIARIES
       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1999
             (in thousands, except for share and per share amounts)

                                                                                           Pro Forma
                                                      Historical        Pro Forma            Cybear
                                                        Cybear         Adjustments (5)        Group
                                                     ------------      ------------        ------------
Revenues                                             $        270      $         --        $        270
                                                     ------------      ------------        ------------

Operating expenses:
  Cost of revenues                                             77                --                  77
  Network operations and operations support                 2,972                --               2,972
  Product development                                       3,058                --               3,058
  Selling, general and administrative                       7,271                --               7,271
  Depreciation and amortization                             1,556             1,976 (3)           3,532
                                                     ------------      ------------        ------------

Total operating expenses                                   14,934             1,976              16,910
                                                     ------------      ------------        ------------

Loss from operations                                      (14,664)           (1,976)            (16,640)

Other income (expense):
  Interest income                                           1,282                --               1,282
  Interest expense on due to Andrx                           (216)               --                (216)
                                                     ------------      ------------        ------------

Loss before income taxes                                  (13,598)           (1,976)            (15,574)

Income tax benefit                                          2,824            (2,824)(2)              --
                                                     ------------      ------------        ------------

Net loss                                             $    (10,774)     $     (4,800)       $    (15,574)
                                                     ============      ============        ============

Basic and diluted net loss per share                 $      (0.70)                         $      (1.16)
                                                     ============                          ============

Basic and diluted weighted average shares
  of common stock outstanding                          15,470,000        (2,058,700)(4)      13,411,300
                                                     ============      ============        ============


The accompanying notes to the unaudited pro forma condensed consolidated financial data are an integral part of this statement.

                          CYBEAR, INC. AND SUBSIDIARIES
               NOTES TO UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
   FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND THE YEAR ENDED DECEMBER 31, 1999
             (in thousands, except for share and per share amounts)

(1) For the six months ended June 30, 2000, reflects the elimination of fees and expenses of $885 incurred by Cybear in connection with the Reorganization. As the effect of the costs is non-recurring, they have been eliminated in the unaudited pro forma condensed consolidated statement of operations for the six months ended June 30, 2000.

(2) For the year ended December 31, 1999, reflects the elimination of Cybear's historical $2,824 income tax benefit which would not have been used by Cybear Group on a separate income tax return basis as required by the new tax sharing agreement between Cybear and Andrx and would have been included in the tax allocation to Andrx Group pursuant to the Reorganization.

(3) Reflects the amortization of goodwill totaling $19,759, consisting of $17,059 representing the excess of the purchase price of $27,668 offset by historical minority interest of $10,609 and Andrx Group's estimated Reorganization transaction costs and expenses of $2,700 incurred by Andrx (see unaudited pro forma condensed consolidated balance sheet
         Note 2). Such goodwill is amortized on a straight line basis over an estimated life of ten years.

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

                                  CYBEAR, INC.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Cybear, Inc. and subsidiaries ("Cybear" or the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "would", "estimate" or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, our limited operating history and substantial operating losses, availability of capital resources, ability to effectively compete, economic conditions, unanticipated difficulties in product development, ability to gain market acceptance and market share, ability to manage growth, Andrx's ability to provide services to the Company, Internet security risks and uncertainty relating to the evolution of the Internet as a medium for commerce, dependence on third party content providers, dependence on our key personnel, ability to protect our intellectual property and the impact of future government regulation on our business. The Company is also subject to other risks detailed herein or detailed from time to time in this Report and the Company's filings with the United States Securities and Exchange Commission (the "SEC").

Introduction

         Cybear, a Delaware corporation, was incorporated on February 5, 1997 and is an approximately 72% owned subsidiary of Andrx Corporation ("Andrx"). Cybear is an information technology company using the Internet to attempt to improve the efficiency of administrative and communications tasks of managing patient care. Cybear provides access to the Internet and the Cybear product line through its own ISP system, delivering productivity applications to health care providers.

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

         In September 1999, Cybear commenced a venture with Andrx, Cybearclub LLC (the "Joint Venture" or " Cybearclub"), to distribute healthcare products to physician offices on orders placed through the Internet.

         In March 2000, Andrx and Cybear announced that they executed a definitive Agreement and Plan of Merger and Reorganization (the "Reorganization") with respect to their previously announced tracking stock reorganization plan. This plan, which was recommended to the Cybear Board of Directors by its special committee and approved by the Boards of both Cybear and Andrx, will create a new class of Andrx common stock to separately track the performance of Cybear ("Cybear Group Common"). The Reorganization will be submitted to Andrx and Cybear shareholders for approval at the Cybear special meeting of shareholders and Andrx annual meeting of shareholders scheduled for September 5, 2000. If approved, the Reorganization contemplates the creation of Andrx Corporation, a new holding company under Delaware law ("Andrx Corporation"). A wholly-owned subsidiary of Andrx Corporation would merge with and into Andrx, with Andrx surviving the merger and another wholly owned subsidiary of Andrx Corporation would merge with and into Cybear with Cybear surviving the merger. The reorganization will become effective on the date and time that the certificate of merger is filed with the Delaware and Florida Secretaries of State or such other date and time specified in the certificate of merger.

         Cybear has incurred net operating losses and negative cash flows from operating activities since its inception. As of June 30, 2000, Cybear had an accumulated deficit of approximately $26.6 million. In addition, Cybear intends to continue to incur significant expenses in product development, network operations, customer support, sales and marketing and administrative areas. As a result, Cybear expects to continue to incur substantial operating losses for the foreseeable future, and may never achieve or sustain profitability.

Results Of Operations

Three months ended June 30, 2000 ("2000 Quarter"), as compared to three months ended June 30, 1999 ("1999 Quarter").

         Cybear generated $1.2 million in revenues for the 2000 Quarter compared to $27,000 in the 1999 Quarter. Revenues for the 2000 Quarter includes $1.1 million from Cybearclub, the Company's venture with Andrx to distribute healthcare products to physician offices on orders placed through the Internet, $124,000 from web development, hosting and other services and $4,000 from subscription services. Cybear did not have any revenues from Cybearclub in the 1999 Quarter as Cybearclub commenced its operations in September 1999. In the 1999 Quarter, Cybear generated $27,000 in revenues from subscription services.

         Cybear had $1.1 million in cost of revenues for the 2000 Quarter. Cost of revenues for the 2000 Quarter consists of the costs of the products purchased for resale by Cybearclub, as well as fulfillment costs. Such products are purchased from Andrx.

         Network operations and operations support costs were $1.2 million in the 2000 Quarter compared to $665,000 in the 1999 Quarter. The increase in network operations and operations support costs for the 2000 Quarter related primarily to the expansion of the network operations and operations support infrastructure.

         Product development costs were $840,000 for the 2000 Quarter compared to $620,000 for the 1999 Quarter. The increase in the product development costs for the 2000 Quarter reflects the progress and expansion of Cybear's product development activities.

         Selling, general and administrative expenses were $2.1 million for the 2000 Quarter compared to $1.5 million for the 1999 Quarter. The increase in sales and marketing expenses for the 2000 Quarter related primarily to the expansion of the selling, marketing and administrative infrastructure.

         Depreciation and amortization expense was $773,000 for the 2000 Quarter compared to $349,000 for the 1999 Quarter. The increase in depreciation and amortization for the 2000 Quarter resulted primarily from Cybear's purchases of computer hardware and software used in its network operations center and the development of its products, leasehold improvements related to its corporate headquarters and network operations center. In addition, the depreciation and amortization expense includes amortization expense of $98,000 of the $3.9 million goodwill related to the acquisition of Telegraph Consulting Corporation ("TCC") on September 17, 1999.

         Merger costs were $53,000 for the 2000 Quarter. Merger costs consist of costs associated with the pending merger with Andrx under a tracking stock reorganization plan, primarily investment banking and legal fees. The Company expects to incur total merger costs of up to approximately $1.5 million in connection with the pending merger. These costs are charged to expense as incurred.

         Other non-recurring charges were $870,000 for the 2000 Quarter. These charges consist of a cash payment incurred to resolve a dispute over performance under an agreement and to terminate such agreement. In March 2000, the Company disputed the third party's performance under the agreement. In June 2000, the Company and the third party resolved their dispute, agreed to terminate the agreement, and released each other from any continuing obligations, other than certain mutual indemnification obligations, upon payment by Cybear of $870,000 of the remaining $2.3 million due from Cybear under the agreement.

         Cybear had interest income of $505,000 in the 2000 Quarter and $49,000 in the 1999 Quarter. The interest income in the 2000 Quarter resulted primarily from the investment of the net proceeds generated from the June 1999 public offering in money market funds and investment grade interest bearing securities and from Cybear's convertible notes receivable.

         Interest expense of $125,000 in the 1999 Quarter represented interest on the due to Andrx under the credit agreement between the two companies to fund Cybear's operations. Upon completion of the public offering in June 1999, Andrx converted its advances due from Cybear, net of the reimbursement for income tax attributes, to Cybear's capital in exchange for 465,387 shares of Cybear common stock at the public offering price of $16.00 per share.

         Through the completion of its public offering in June 1999, Cybear's results of operations for tax purposes were included in the consolidated income tax return of Andrx, since Andrx owned at least 80% of the common stock of Cybear. Cybear and Andrx have a tax allocation agreement pursuant to which Federal income tax liabilities or benefits are allocated to Cybear as if Cybear had filed a separate income tax return when Cybear's taxable results are included in the consolidated income tax return of Andrx. Upon completion of the public offering in June 1999, Andrx's ownership in Cybear was reduced below 80%. Consequently, thereafter Cybear files its income tax returns separately.

         For the 2000 Quarter, Cybear did not record any income tax benefit as Andrx's ownership in Cybear was below 80% and Cybear generated net operating loss carryforwards. Under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For 1999 Quarter, as Andrx utilized Cybear's income tax benefit, Cybear recorded $1.4 million in income tax benefit. The income tax benefit reflects the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

Six months ended June 30, 2000 ("2000 Period"), as compared to six months ended June 30, 1999 ("1999 Period").

         Cybear generated $1.5 million in revenues for the 2000 Period compared to $27,000 in the 1999 Period. Revenues for the 2000 Period includes $1.3 million from Cybearclub, the Company's venture with Andrx, $136,000 from web development, hosting and other services and $8,000 from subscription services. Cybear did not have any revenues from Cybearclub in the 1999 Period as Cybearclub commenced its operations in September 1999. In the 1999 Period, Cybear generated $27,000 in revenues from subscription services.

         Cybear had $1.3 million in cost of revenues for the 2000 Period.

         Network operations and operations support costs were $2.2 million in the 2000 Period compared to $1.4 million in the 1999 Period. The increase in network operations and operations support costs for the 2000 Period related primarily to the expansion of the network operations and operations support infrastructure.

         Product development costs were $1.8 million for the 2000 Period compared to $1.1 million for the 1999 Period. The increase in the product development costs for the 2000 Period reflects the progress and expansion of Cybear's product development activities.

         Selling, general and administrative expenses were $4.8 million for the 2000 Period compared to $2.9 million for the 1999 Period. The increase in sales and marketing expenses for the 2000 Period related primarily to the expansion of the selling, marketing and administrative infrastructure.

         Depreciation and amortization expense was $1.3 million for the 2000 Period compared to $540,000 for the 1999 Period. The increase in depreciation and amortization for the 2000 Period resulted primarily from Cybear's purchases of property and equipment. In addition, the depreciation and amortization expense includes amortization expense of $197,000 related to the acquisition of TCC on September 17, 1999.

         Merger costs were $885,000 for the 2000 Period. Merger costs consist of costs associated with the pending merger with Andrx under a tracking stock reorganization plan.

         Other non-recurring charges were $2.0 million for the 2000 Period. These charges consist of severance costs, impairment charges to certain assets and costs incurred to resolve a dispute and terminate certain agreements.

         Cybear had interest income of $1.1 million in the 2000 Period and $50,000 in the 1999 Period. The interest income in the 2000 Period resulted primarily from the investments of the net proceeds generated from the June 1999 public offering and from Cybear's convertible notes receivable.

         Interest expense of $216,000 in the 1999 Period represented interest on the due to Andrx under the credit agreement between the two companies to fund Cybear's operations.

         For the 2000 Period, Cybear did not record any income tax benefit as Andrx's ownership in Cybear was below 80% and Cybear generated net operating loss carryforwards. Under the provisions of SFAS No. 109, Cybear has provided a valuation allowance to reserve against 100% of its net deferred tax assets due to its history of net losses. For the 1999 Period, as Andrx utilized Cybear's income tax benefit, Cybear recorded $2.8 million in income tax benefit. The income tax benefit reflects the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

Liquidity and Capital Resources

         As of June 30, 2000, Cybear had $21.0 million in cash, cash equivalents and investments available-for-sale and $27.0 million of working capital.

         Net cash used in operating activities was $9.9 million for the 2000 Period compared to $3.2 million for the 1999 Period. The increase in net cash used in operating activities in the 2000 Period, as compared to the 1999 Period is primarily due to Cybear incurring a net loss of $11.8 million in the 2000 Period as compared to a net loss of $3.3 million in the 1999 Period, offset by an increase in depreciation and amortization expense in the 2000 Period, as compared to the 1999 Period and other non-cash charges in the 2000 Period. The other non-cash charges result primarily from impairment charges to certain assets.

         Net cash provided by investing activities was $1.2 million in the 2000 Period, as compared to net cash used in investing activities of $1.7 million in the 1999 Period. In the 2000 Period, Cybear received proceeds of $8.7 million from sales of investments available-for-sale and funded a $4.0 million one-year convertible promissory note from AHT Corporation. Cybear also purchased $3.4 million in property and equipment consisting mainly of computer hardware and software used in its network operations center and the development of its products. In the 1999 Period, Cybear purchased $1.6 million of property and equipment consisting mainly of computer hardware and software used in its network operations center and in its product development activities, leasehold improvements related to its corporate headquarters and network operations center and furniture for its corporate headquarters.

         Net cash provided by financing activities was $284,000 for the 2000 Period compared to $55.9 million for the 1999 Period. In the 2000 Period, net cash provided by financing activities consisted of proceeds generated from the exercises of stock options. In the 1999 Period, net cash provided by financing activities consisted of $50.8 million in net proceeds generated from the public offering of 3,450,000 shares of common stock of the Company and advances from Andrx to fund Cybear's operations, net of the reimbursement from Andrx for the utilization of Cybear's income tax attributes pursuant to the tax allocation agreement.

         From time to time, Cybear may be involved in litigation relating to claims arising out of its operations in the normal course of business. In June 2000, Cybear received a claim from Nicebid.com for damages allegedly incurred by Nicebid.com as a result of alleged breaches of the Internet Commerce Contract between Nicebid.com and TCC which was acquired by Cybear in 1999. Nicebid.com alleges that the damages it incurred are in excess of $5 million. Cybear is currently evaluating the claim for liability and the damages allegedly incurred and believes there are meritorious defenses which it intends to assert. Cybear is not currently a party to any legal proceeding or aware of any other claim, the adverse outcome of which, individually or in the aggregate, could reasonably be expected to have a material adverse effect on Cybear's business, operating results and financial condition.

         Cybear believes that its existing capital resources will be sufficient to enable it to meet its anticipated working capital and capital expenditure requirements for the next 12 months. Cybear expects negative cash flows and net losses to continue for the foreseeable future and certain modifications of its business plan being considered may further increase its working capital and capital expenditure requirements. Whether or not the business plan is modified, Cybear may need to raise additional capital through public or private debt or equity financing or through funding from Andrx, and has no agreements or arrangements with respect to raising that capital, including with Andrx. Additional funding, whether obtained through public or private debt or equity financing, may not be available when required or may not be available on terms favorable to Cybear, if at all. If additional financing is not available, Cybear may be required to further modify its business plan or to delay, scale back or eliminate some or all of its product development and deployment programs.

                                  CYBEAR, INC.
                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         See Note 10 to the "Notes to Unaudited Consolidated Financial Statements" included in Part 1 Item 1 of this report.


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

                                 By:  /s/ Edward E. Goldman
                                    --------------------------------
                                    Edward E. Goldman, M.D.
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                 By:  /s/ Timothy E. Nolan
                                    --------------------------------
                                    Timothy E. Nolan
                                    President and Chief Operating Officer


                                 By:  /s/ Claude Bertrand
                                    --------------------------------
                                    Claude Bertrand
                                    Vice President Finance and Controller
                                    (Principal Financial and Accounting Officer)



August 14, 2000

                                 Exhibit Index

Exhibit No.        Exhibit Description
-----------        -------------------

   27.1            Financial Data Schedule